Form 10-K
period 1993-12-31
POLAROID CORP
filed 1994-03-30
CIK 79326

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

         (Mark One)
         [X]                             ANNUAL REPORT PURSUANT TO
                                         SECTION 13 OR 15(d) OF THE
                                         SECURITIES EXCHANGE ACT OF
                                         1934
         For the fiscal year ended December 31, 1993
                                                       OR
         [ ]                              TRANSITION REPORT PURSUANT
                                          TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from -------------- to -----------
                        Commission File Number 1-4085
                                               ------

                             POLAROID CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                 04-1734655
                 -------------------                          ------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)
       549 Technology Square, Cambridge, Mass.                    02139
       ---------------------------------------                  --------
      (Address of principal executive offices)                 (Zip Code)
 Registrant's telephone number, including area code:         (617) 386-2000
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
                 Title of each class                        which registered
               -----------------------                      -----------------
        Common Stock, par value $1 per share             New York Stock Exchange
                                                         Pacific Stock Exchange
             Rights to Purchase Series A                 New York Stock Exchange
      Participating Cumulative Preferred Stock           Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                        Yes ---X---          No ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment
to this Form 10-K.    [X]

Aggregate market value of voting stock held by non-affiliates as of
February 11, 1994:  $1,503,802,893
                    -------------
     Common Stock outstanding as of February 11, 1994:  46,810,985 shares
                                                        -----------------
Documents incorporated by reference:
    Polaroid Corporation Annual Report to Stockholders for 1993 -- Parts I, II
      and IV
    Polaroid Corporation 1994 Proxy Statement, dated March 15, 1994 -- Part
      III
===============================================================================

                                    PART I
ITEM 1.  BUSINESS
GENERAL
Polaroid Corporation, a Delaware corporation founded in 1937, and its subsidiaries (the "Company") comprise a worldwide enterprise with 1993 sales of $2.24 billion. The Company designs, manufactures and markets a variety of products primarily in instant image recording fields. These include instant photographic cameras and films, electronic image recording devices, videotapes, conventional films, and light polarizing filters and lenses. The Company's products are used in amateur and professional photography, business, industry, science, medicine and education.

PRODUCTS
Polaroid designs, manufactures and markets worldwide a variety of products, including more than 50 different types of film and over 100 instruments, camera backs, film holders and specialized equipment designed for a broad range of applications in photographic imaging. In addition, the Company is developing and producing high resolution imaging and electronic imaging systems products.

During 1993, Polaroid introduced Captiva in the United States and JoyCam in Japan, its new single lens reflex, autofocus instant system that features the first in-camera picture storage compartment that allows up to ten instant prints to develop inside the camera. To support the camera's introduction in the United States, the Company ran an extensive advertising campaign in consumer magazines and on network and cable television during the second half of 1993. In the U.S. market, Polaroid introduced its first single use 35mm camera called SideKick. Available in models with and without flash, the cameras come pre-loaded with Polaroid 35mm High Definition film. Polaroid augmented this product line with Talking SideKick, the first talking single use camera.

The Company also introduced the MicroCam SLR in 1993. Designed to photograph any specimen through virtually any light microscope, MicroCam is a fully-automatic, single lens reflex instant camera with digital controls for producing high quality black-and-white and color prints. The system can be moved from microscope to microscope to serve an entire laboratory.
Polaroid's Polacolor Ultraviolet ID Film was introduced in 1993. Designed as a new security identification film, Polacolor Ultraviolet ID Film produces images for ID cards that are virtually tamper-proof and impossible to duplicate. An invisible ultraviolet security pattern featuring the word "Polaroid" is printed onto the film during manufacturing; the resulting random pattern is visible only when viewed with a UV scanning light.

The first shipments of Polaroid's Helios 810 Laser Imaging System were made to customers in the United States and Europe in 1993. This digital dry-process laser imaging system produces 8x10-inch transparencies in 90 seconds and eliminates the need for conventional silver halide film and its need for proper disposal of toxic chemicals. A number of new digital imaging and networking enhancements have been developed for the Helios 810 Laser Imaging System. With the appropriate image management software, radiologists and diagnosticians can direct images to Helios from multiple systems, through a local area network, a removable disk system that enables Helios to print images captured from mobile exams or remote locations, or a high resolution video interface for connecting to nuclear medicine workstations.

In 1993, Polaroid completed its Mexican Voter Registration Program. This comprehensive program incorporated specialized Polaroid Identifilm, specially-made ID cameras, central image and data storage and retrieval, and on-the-spot card issuance at more than 6,900 locations.

Polaroid won a five-year contract to implement an instant digital imaging drivers license system for the State of Colorado in 1994. This digital system will capture portraits, signatures, fingerprints and other data and will produce an estimated one million Colorado driver's licenses each year.

DISTRIBUTION
Worldwide sales of imaging products are made by the Company to photographic stores, retail, food, drug, discount and department stores, wholesalers, hospitals, original equipment manufacturers, independent agents and distributors. Distributors of the Company include unrelated distributors and subsidiaries of the Company.

COMPETITION
The worldwide market for imaging products is highly competitive in price, quality, service and product performance. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies.

RAW MATERIALS AND SUPPLIES
Sufficient raw materials and supplies were available in 1993 to maintain operations of all manufacturing plants.

RESEARCH, ENGINEERING AND DEVELOPMENT
The Company continues to place great emphasis on research, engineering and development. The amount expended for research, engineering and development included in general and administrative expenses was $160.8 million during 1993 compared with $154.7 million in 1992 and $153.8 million in 1991. Manufacturing development costs (previously called "start-up costs") for major new products included in cost of sales were approximately $30 million in 1993, $40 million in 1992, and $10 million in 1991.

PATENTS AND TRADEMARKS
The Company continued to obtain patents in 1993. In the judgment of the Company, its patents are important to its business. The Company also owns a number of valuable trademarks, including "Polaroid", which are important to its business.

ENVIRONMENTAL COMPLIANCE
Approximately 11% of Polaroid's capital spending in 1994 will be for environmental improvement projects.

The Company, together with other parties, is currently designated a Potentially Responsible Party (PRP) by the United States Environmental Protection Agency (EPA) and certain state agencies with respect to the response costs for environmental remediation at several sites identified below. The Company believes that its potential liability with respect to any site and with respect to all sites in the aggregate will not have a materially adverse effect on the financial condition or operating results of the Company.

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case where the Company is able to determine the likely exposure, such amount has been included in the Company's reserve. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities was $6.0 million as of December 31, 1993. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

Federal law provides that PRPs may be held jointly and severally liable for response costs. Based on current estimates of those costs and after consideration of the potential estimated liabilities of other PRPs with respect to those sites and their respective estimated levels of financial responsibility, the Company does not believe its potential liability will be materially enlarged by the fact that liability is joint and several.

The Company has been advised of the intention of the EPA to seek recovery under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) from it and other PRPs of response costs related to the sites of:
Bridgeport Rental and Oil Services in Logan Township, New Jersey; Sealand

Restoration in Lisbon, New York; Solvents Recovery Service of New England in Southington, Connecticut; Ironhorse Park in Billerica, Massachusetts; Old Southington Landfill in Southington, Connecticut; and Jack's Creek/Sitkin Smelting in Mifflin County, Pennsylvania; to which were allegedly delivered hazardous substances generated or transported by or otherwise related to the Company and those other PRPs. The Company and other PRPs have initiated litigation with the objective of minimizing their exposure with respect to the Bridgeport Rental and Oil Services site.

In 1988, the United States of America, the State of New Hampshire and the Commonwealth of Massachusetts commenced actions against the Company and other PRPs in the United States District Court for Massachusetts. The plaintiffs asked for recovery under Section 107 of CERCLA of response costs related to four sites located in Bridgewater and Plymouth, Massachusetts, and Londonderry and Nashua, New Hampshire. All of the sites are associated with the Cannons Engineering Corporation, a company which was engaged in disposing of hazardous wastes. The Company has entered into a consent decree to resolve the issues raised in these actions. The consent decree has been entered by the court and the court's decision has been affirmed in an appellate proceeding. Remediation activities are under way.

In 1989, the United States of America and the Commonwealth of Massachusetts commenced actions against the Company and other PRPs in the United States District Court for Massachusetts. The plaintiffs ask for recovery under CERCLA of response costs related to the Charles George Reclamation Trust Landfill in Tyngsboro, Massachusetts. The Company has entered into a consent decree to resolve the issues raised in these actions. The consent decree was entered by the court on May 24, 1993. An appeal by non-settling parties is presently pending.

In 1990, an Administrative Order was issued by the EPA under Section 106 of CERCLA ordering the Company and other PRPs to perform remediation activities at the Landfill and Resource Recovery, Inc. site in North Smithfield, Rhode Island. The Company and other PRPs are presently performing remediation activities at the site.

Also in 1990, Transtech Industries, Inc., et al. commenced actions against the Company and other entities in the United States District Court for New Jersey. The plaintiffs ask for contribution toward response costs they have paid, and will pay, for remediation activities at the Kin-Buc Landfill in Edison, New Jersey. The Company has filed its answer to the complaints.

In 1993, the United States of America and the Commonwealth of Massachusetts commenced actions against the Company and other PRPs in the United States District Court for Massachusetts. The plaintiffs asked for recovery under CERCLA and Massachusetts General Laws Chapter 21E for response costs related to the Silresim Chemical Corporation site in Lowell, Massachusetts. The Company has entered into a consent decree to resolve the issues raised in these actions. The consent decree was entered by the Court on October 12, 1993.

Also in 1993, the United States of America commenced an action against the Company and other PRPs in the United States District Court for West Virginia. The plaintiff asks for recovery under CERCLA of response costs related to the Artel Chemical Corporation site in Nitro, West Virginia. The Company has not yet filed its answer to the complaint.

Also in 1993, Duffy Brothers Construction Company, Inc., et al., commenced an action against the Company and other entities in the United States District Court for Massachusetts. The plaintiffs ask for contribution toward response costs they have paid, and will pay, for remediation activities at property owned by them and located at Waverly Oaks Park in Waltham, Massachusetts. The Company has filed its answer to the complaint.

On August 16, 1988, the Company initiated litigation against certain of its insurance carriers seeking defense costs and indemnification with respect to the Silresim, Charles George and Cannons sites. On August 5, 1992, Commercial Union Insurance Company, Fireman's Fund Insurance Company, and The Travelers Indemnity Company filed a separate action against the Company seeking a declaratory judgement that they "have neither the obligation to defend nor the obligation to indemnify Polaroid with respect to any Environmental Claims asserted or to be asserted against Polaroid by third parties", except for those claims already in litigation with respect to the Silresim, Charles George and Cannons sites. On April 7, 1993, the Supreme Judicial Court of the

Commonwealth of Massachusetts held that the Company was not entitled to indemnification under the involved policies for damage done to the Cannons sites. On November 5, 1993, the Company settled all outstanding litigation with its insurance carriers. The settlement agreements require that the terms be held in confidence.

EMPLOYEES
The Company had 12,048 and 12,359 employees at December 31, 1993 and 1992, respectively. The population included approximately 250 worldwide temporary employees in 1993 and approximately 400 in 1992. In addition, the Company had a non-employee temporary population in the U.S. of approximately 1,500 and 1,000 at December 31, 1993 and 1992, respectively.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SIGNIFICANT CUSTOMERS Please see note 13, "Segments of Business", on pages 44 and 45 of the Polaroid Corporation Annual Report to Stockholders for 1993 (the "Annual Report").

ITEM 2.  PROPERTIES
The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts, along with administrative offices, marketing, research and engineering. The Cambridge properties consist of approximately 1,153,000 square feet of space owned in fee and leased premises, under leases expiring between 1995 and 2003.*<F1>

Over 90% of the Company's space in the United States is located in Eastern Massachusetts (Waltham, Norwood, New Bedford, Freetown, Newton and Needham). These communities contain sites which house essentially all of the Company's principal U.S. manufacturing facilities plus additional research and engineering functions and warehousing operations. Following is a summary description of such facilities:
                                                         Approximate Space
  Location                                                 (Square Feet)
  -----                                                   --------------
  Waltham                                                    1,660,000
  Norwood                                                      788,000
  New Bedford                                                  739,000
  Freetown                                                     137,000
  Newton                                                       165,000
  Needham                                                      598,000
                                                             ---------
                                                             4,087,000
                                                             =========


Approximately 93% of these U.S. manufacturing and warehousing facilities and the land they occupy are owned by the Company. The Newton facility is leased in its entirety and 54,000 square feet of the Waltham facility and 51,000 square feet of the Needham facility are leased.

The Company also currently maintains, in principal cities throughout the U.S., a network of three marketing and distribution centers (Atlanta, Chicago and Santa Ana) and twenty regional sales offices in other locations.

Principal manufacturing facilities outside the U.S. are located in Dumbarton, Scotland; Enschede, The Netherlands and Queretaro, Mexico. Following is a summary description of such facilities:
                                                         Approximate Space
  Location                                                 (Square Feet)
  -----                                                   --------------
  Scotland                                                     446,000
  The Netherlands                                              527,000
  Mexico                                                       253,000
                                                             ---------
                                                             1,226,000
                                                             =========

[FN]
- ---------
<F1>*All lease expiration dates are the end of the current term for leases not containing a renewal option and the end of the last renewal term for leases containing renewal options.

Approximately 73% of these facilities are owned by the Company. This space also houses certain administrative and marketing activities.

Marketing subsidiaries or sales offices are located in England, France, Germany, Italy and eight other European countries. Additional marketing and distribution facilities are established in Russia, the Western Hemisphere (Canada, Puerto Rico, Mexico and Brazil) and in fifteen locations in the Asia Pacific region (China, Australia -- four locations, Hong Kong -- two locations, and Japan -- nine locations).

Manufacturing facilities operated at reasonable levels of production capacity during 1993. The capacity of the facilities is sufficient to meet current demand for the Company's products.

All the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition. The facilities are suitable for the production of Company products.

The Company does not anticipate any difficulty in renewing outstanding leases as they expire or in finding satisfactory alternative premises.

ITEM 3.  LEGAL PROCEEDINGS
Please see note 14, "Contingencies", on pages 46 to 48, inclusive, of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None in the fourth quarter of 1993.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
Please see the table entitled "Quarterly Financial Data" on page 49 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA
Please see the table entitled "Ten Year Financial Summary" on pages 50 to 51, inclusive, of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please see the section entitled "Management's Discussion and Analysis of Operations" on pages 23 to 28, inclusive, of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please see the section entitled "Independent Auditors" Report'' on page 29, the sections entitled "Financial Statements" and "Notes to Consolidated Financial Statements" on pages 30 to 48, inclusive, and the section entitled "Supplementary Financial Information" on pages 48 to 51, inclusive in each case, of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
a) DIRECTORS - Please see the section entitled "Election of Directors" on pages 3 to 7, inclusive, of the Polaroid Corporation 1994 Proxy Statement (the "Proxy Statement").

b) EXECUTIVE OFFICERS OF THE REGISTRANT - Listed below are the executive officers of the Company. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.

Name                             Office                                                                Age
- ----------------------------------------------------------------------------------------------------------
I. MacAllister Booth             Chairman of the Board, President and Chief Executive Officer           62
Sheldon A. Buckler               Vice Chairman of the Board                                             62
Bruce B. Henry                   Executive Vice President                                               54
Joseph R. Oldfield               Executive Vice President                                               53
William J. O'Neill, Jr.          Executive Vice President and Chief Financial Officer                   51
Satish C. Agrawal                Vice President                                                         50
Graham M. Brown, Jr.             Vice President and Treasurer                                           58
Richard F. deLima                Vice President, Secretary and General Counsel                          63
James A. Ionson                  Vice President and Director of Research                                43
Michael J. LeBlanc               Vice President                                                         43

Mr. Booth joined the Company in 1958. He was elected Assistant Vice President and Assistant to the President in 1975, Vice President and Assistant to the President in 1976, Senior Vice President in 1977, Executive Vice President in 1980, Executive Vice President and Chief Operating Officer in 1982, President, Chief Operating Officer and Director in 1983, and to his present position as President, Chief Executive Officer and Director in 1986. Mr. Booth was elected Chairman of the Board in 1991.

Dr. Buckler joined the Company in 1964. He was elected Assistant Vice President in 1969, Vice President in 1972, Group Vice President in 1975, Senior Vice President in 1977, Executive Vice President in 1980, and to his present position as Vice Chairman of the Board in 1990. He will retire in June 1994.

Mr. Henry joined the Company in 1967. He was elected Vice President in 1987. He held the position of Chief Financial Officer from 1988 to 1990, and was elected to his present position as Executive Vice President in 1992.

Mr. Oldfield joined the Company in 1966. He was elected to Vice President in 1987, and to his present position as Executive Vice President in 1992.

Mr. O'Neill joined the Company in 1969. He was elected Corporate Controller in 1980, Vice President and Controller in 1982, Group Vice President in 1984, Group Vice President and Chief Financial Officer in 1990, and to his present position as Executive Vice President and Chief Financial Officer in 1992.

Mr. Agrawal joined the Company in 1971. He was elected to his present position as Vice President in 1992.

Mr. Brown joined the Company in 1969. He was elected Corporate Controller in 1984, Vice President and Controller in 1985, and to his present position as Vice President and Treasurer in 1989.

Mr. deLima joined the Company as Secretary and Chief Resident Counsel in 1972. He was elected Vice President and Secretary in 1975, and to his present positions as Vice President, Secretary and General Counsel in 1989.

Dr. Ionson joined the Company in 1991 as Vice President and Director of Research. Prior to joining the Company, Dr. Ionson was the director of the Strategic Defense Initiative Organization's Office of Innovative Science during the Reagan administration, and subsequent to this owned an advanced technology management consulting company, JDC, Inc.

Mr. LeBlanc joined the Company in 1978. He was elected to his present position as Vice President in 1991.

ITEM 11.  EXECUTIVE COMPENSATION
Please see the section entitled "Executive Compensation" on pages 8 to 14, inclusive, of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Please see the section entitled "Beneficial Ownership of Shares" on pages 4 to 6, inclusive and the section entitled "Election of Directors" on pages 3 to 7, inclusive, of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Please see the section entitled "Election of Directors" on pages 3 to 7, inclusive, of the Proxy Statement.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) 1. FINANCIAL STATEMENTS
                                                                             Page No.
                                                                             --------
  Independent Auditors' Report                                                  29*<F1>
  Consolidated Statement of Earnings
    for the years ended December 31, 1993, 1992 and 1991                        30*<F1>
  Consolidated Balance Sheet - December 31, 1993 and 1992                       31*<F1>
  Consolidated Statement of Cash Flows
    for the years ended December 31, 1993, 1992 and 1991                        32*<F1>
  Consolidated Statement of Changes in Common Stockholders' Equity
    for the years ended December 31, 1993, 1992 and 1991                        33*<F1>
  Notes to Consolidated Financial Statements                                 34-48*<F1>
  Supplementary Financial Information (Unaudited)                            48-51*<F1>

a) 2. FINANCIAL STATEMENT SCHEDULES
  Independent Auditors' Report                                                   13
  Schedule                I - Marketable Securities - Other Investments          14
  Schedule                V - Property, Plant and Equipment                      15
  Schedule               VI - Accumulated Depreciation and Amortization
                              of Property, Plant and Equipment                   16
  Schedule             VIII - Valuation and Qualifying Accounts                  17
  Schedule               IX - Short-term Borrowings                              18
  Schedule                X - Supplementary Income Statement Information         35*<F1>
   All other schedules are omitted inasmuch as they are either not required or not applicable.

- ---------
<F1>*Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report by reference, the Annual Report is not to be deemed filed as part of this report.

a) 3. EXHIBITS
          3.1       By-Laws of Polaroid Corporation amended and restated as of February 1, 1994.

          3.2(a)    Restated Certificate of Incorporation of Polaroid Corporation as of August 20, 1973.
                    (The Restated Certificate of Incorporation included as Exhibit 3.2(a) to Polaroid
                    Corporation Form 10-K for the year ended December 31, 1988 as filed on March 31, 1989 is hereby incorporated herein by reference.)

          3.2(b)    Amendments to the Restated Certificate of Incorporation of Polaroid Corporation as of
                    May 12, 1987. (The Amendments to the Restated Certificate of Incorporation included as
                    Exhibit 3.1 to Polaroid Corporation Form 10-Q for the quarter ended June 28, 1987 as filed on August 12, 1987 are hereby incorporated herein by reference.)

          3.2(c)    Amendments to Polaroid Corporation Restated Certificate of Incorporation (Certificates
                    of Designation of Series B Cumulative Convertible Preferred Stock and Series C
                    Cumulative Convertible Pay-in-Kind Preferred Stock) as of January 30, 1989. (The
                    Amendments to the Restated Certificate of Incorporation included as Exhibit 3.2(c) to
                    Polaroid Corporation Form 10-K for the year ended December 31, 1988 as filed on March
                    31, 1989 are hereby incorporated herein by reference.)

          3.2(d)    Amendment to Polaroid Corporation Restated Certificate of Incorporation as of June 2,
                    1989. (The Amendment to the Restated Certificate of Incorporation included as Exhibit
                    3.1 to Polaroid Corporation Form 10-Q for the quarter ended July 2, 1989 as filed on
                    August 13, 1989 is hereby incorporated herein by reference.)



          3.2(e)    Amendment to Polaroid Corporation Restated Certificate of Incorporation (Certificate of
                    Designation of Series D Cumulative Convertible Preferred Stock) as of October 31, 1991.
                    (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.2(e)
                    to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on
                    March 27, 1992 is hereby incorporated herein by reference.)

          3.2(f)    Amendment to Polaroid Corporation Restated Certificate of Incorporation (Certificates
                    of Elimination of Series B Cumulative Convertible Preferred Stock and Series C
                    Cumulative Convertible Pay-In-Kind Preferred Stock) as of October 31, 1991. (The
                    Amendment to the Restated Certificate of Incorporation included as Exhibit 3.2(f) to
                    Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March
                    27, 1992 is hereby incorporated herein by reference.)

          4.1       Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan
                    Shareholder Services Trust Company, as Rights Agent. (The Rights Agreement included as
                    Exhibit 1 to Polaroid Corporation Form 8-A as filed on September 15, 1986 is hereby incorporated herein by reference.)

          4.2       First Amendment dated as of August 16, 1988 to Rights Agreement dated as of September
                    9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as
                    Rights Agent. (The First Amendment included as Exhibit 4 to Polaroid Corporation Form 8
                    (Amendment No. 1 to Form 8-A filed on September 15, 1986) as filed on August 18, 1988 is hereby incorporated herein by reference.)

          4.3       Second Amendment dated as of September 14, 1988 to Rights Agreement dated as of
                    September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust
                    Company, as Rights Agent. (The Second Amendment included as Exhibit 5 to Polaroid
                    Corporation Form 8 (Amendment No. 2 to the Form 8-A filed on September 15, 1986) as filed on September 15, 1988 is hereby incorporated herein by reference.)

          4.4       Supplemental Rights Agreement and Third Amendment dated as of January 30, 1989 to
                    Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan
                    Shareholder Services Trust Company, as Rights Agent. (The Supplemental Rights Agreement
                    and Third Amendment included as Exhibit 6 to Polaroid Corporation Form 8 (Amendment No.
                    3 to the Form 8-A filed on September 15, 1986) as filed on January 30, 1989 is hereby incorporated herein by reference.)

          4.5       Fourth Amendment dated as of February 21, 1989 to Rights Agreement dated as of
                    September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust
                    Company, as Rights Agent. (The Fourth Amendment included as Exhibit 7 to Polaroid
                    Corporation Form 8 (Amendment No. 4 to the Form 8-A filed on September 15, 1986) as filed on February 21, 1989 is hereby incorporated herein by reference.)

          4.6       Fifth Amendment dated as of October 7, 1991 to the Rights Agreement dated as of
                    September 9, 1986 between Polaroid Corporation and First Chicago Trust Company (as
                    successor to Morgan Shareholder Services Trust Company), as Rights Agent. (The Fifth
                    Amendment included as Exhibit 8 to Polaroid Corporation Form 8 (Amendment No. 5 to the
                    Form 8-A filed on September 15, 1986) as filed on October 21, 1991 is hereby incorporated herein by reference)).

          4.7       Indenture dated as of December 15, 1991 between Polaroid Corporation and The First
                    National Bank of Boston, as Trustee, including form of Note. (Indenture included as
                    Exhibit 4.8 to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

         10.1       Stock Purchase Agreement dated July 12, 1988 between Polaroid Corporation and Boston
                    Safe Deposit and Trust Company, as Trustee under the Polaroid Stock Equity Plan. (The
                    Stock Purchase Agreement included as Exhibit 10(c) to Polaroid Corporation Form 8-K as
                    filed on July 22, 1988 is hereby incorporated herein by reference.)



         10.2       Credit Agreement (Working Capital) as of June 30, 1992 among Polaroid Corporation,
                    Morgan Guaranty Trust Company of New York, as Agent, and the Co-Agent and Banks named therein. (The Agreement included as Exhibit 10.2 to Polaroid Corporation Form 10-K for
                    the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.3       Credit Agreement (ESOP Loan) as of June 30, 1992 among Polaroid Corporation, Morgan
                    Guaranty Trust Company of New York, as Agent, and the Co-Agent and Banks named therein.
                    (The Agreement included as Exhibit 10.3 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.4       Amendment No. 1 dated as of December 18, 1992 to the Credit Agreement (ESOP Loan) dated as of June 30, 1992. (The Amendment included as Exhibit 10.4 to Polaroid Corporation
                    Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.5       Trust Agreement dated April 28, 1992 between Polaroid Corporation and Boston Safe
                    Deposit and Trust Company, as Trustee under the Polaroid Pension Plan. (The Agreement included as Exhibit 10.5 to Polaroid Corporation Form 10-K for the year ended December
                    31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.6       Polaroid Executive Incentive Compensation Plan, effective January 1, 1991, as amended
                    June 13, 1991. (The Plan included as Exhibit 10.6 to Polaroid Corporation Form 10-K for
                    the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.7       Polaroid Executive Equalization Retirement Plan, effective January 1, 1989, executed
                    March 28, 1989. (The Plan included as Exhibit 10.13 to Polaroid Corporation Form 10-K for the year ended December 31, 1988 as filed on March 31, 1989 is hereby incorporated herein by reference.)

         10.8       Polaroid Officer's Compensation Exchange Plan, effective January 1, 1993, as amended
                    June 1, 1993.

         10.9       Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992.
                    (The Plan included as Exhibit 10.10 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

         10.10      The 1993 Polaroid Stock Incentive Plan, effective May 11, 1993, as amended June 1,
                    1993.

         10.11      Polaroid Board of Directors Stock Option Plan, executed February 28, 1990, effective
                    April 1, 1990. (The Plan included as Exhibit 10.13 to Polaroid Corporation Form 10-K for the year ended December 31, 1989 as filed on March 30, 1990 is hereby incorporated herein by reference.)

         10.12      Polaroid Board of Directors Retirement Plan, effective January 1, 1991 as amended June
                    13, 1991. (The Plan included as Exhibit 10.11 to Polaroid Corporation Form 10-K for the
                    year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

         10.13      Exchange Agreement dated as of October 7, 1991 between Polaroid Corporation and
                    Corporate Partners, L.P., Corporate Offshore Partners, L.P., and State Board of
                    Administration of Florida. (This Agreement included as Exhibit 2 to Polaroid
                    Corporation Form 8-K as filed on October 21, 1991 is hereby incorporated herein by reference).

         10.14      Amendment dated October 31, 1991 between Polaroid Corporation and Corporate Partners,
                    L.P., Corporate Offshore Partners, L.P., and State Board of Administration of Florida,
                    to an Exchange Agreement dated as of October 7, 1991, between the same parties. (The
                    Amendment included as Exhibit 1 to Polaroid Corporation Form 8-K as filed on November
                    7, 1991 is hereby incorporated herein by reference).

         10.15      Retirement and Severance Agreement dated March 31, 1993 with Sheldon A. Buckler.

         11.        Computation of earnings per share.

         13.        Annual Report to Stockholders for 1993. (The Annual Report to Stockholders for 1993,
                    except for the portions thereof which are incorporated by reference in this report on
                    Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report on Form 10-K).



         22.        Subsidiaries.
         23.        Consent of KPMG Peat Marwick.

   Exhibits are not included in copies of this Form 10-K except those filed with the Securities and Exchange Commission. A copy of these documents will be furnished to stockholders upon written request.

b) REPORTS ON FORM 8-K
   There were no reports on Form 8-K filed during the quarter ended December
   31, 1993.




                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLAROID CORPORATION
                                    (Registrant)

                                By  I. MACALLISTER BOOTH
                                    ------------------------------------------
                                 I. MACALLISTER BOOTH,  Chairman of the Board,
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                              Chairman of the Board, President
                                              and Chief Executive Officer;
  I. MACALLISTER BOOTH                        Director                                 March 22, 1994
  -----------------------------------
  I. MACALLISTER BOOTH

                                              Vice Chairman of the
  SHELDON A. BUCKLER                          Board; Director                          March 22, 1994
  -----------------------------------
  SHELDON A. BUCKLER

                                              Executive Vice President and Chief
  WILLIAM J. O'NEILL, JR.                     Financial Officer                        March 22, 1994
  -----------------------------------
  WILLIAM J. O'NEILL, JR.

  RALPH M. NORWOOD                            Vice President and Controller            March 22, 1994
  -----------------------------------
  RALPH M. NORWOOD

  YEN-TSAI FENG                               Director                                 March 22, 1994
  -----------------------------------
  YEN-TSAI FENG

  RALPH E. GOMORY                             Director                                 March 22, 1994
  -----------------------------------
  RALPH E. GOMORY

  FRANK S. JONES                              Director                                 March 22, 1994
  -----------------------------------
  FRANK S. JONES

  JAMES D. MAHONEY                            Director                                 March 22, 1994
  -----------------------------------
  JAMES D. MAHONEY

  HENRY NECARSULMER                           Director                                 March 22, 1994
  -----------------------------------
  HENRY NECARSULMER

  KENNETH H. OLSEN                            Director                                 March 22, 1994
  -----------------------------------
  KENNETH H. OLSEN

  LESTER POLLACK                              Director                                 March 22, 1994
  -----------------------------------
  LESTER POLLACK

  CHARLES P. SLICHTER                         Director                                 March 22, 1994
  -----------------------------------
  CHARLES P. SLICHTER

  RALPH Z. SORENSON                           Director                                 March 22, 1994
  -----------------------------------
  RALPH Z. SORENSON

  DELBERT C. STALEY                           Director                                 March 22, 1994
  -----------------------------------
  DELBERT C. STALEY

  ALFRED M. ZEIEN                             Director                                 March 22, 1994
  -----------------------------------
  ALFRED M. ZEIEN

                           INDEPENDENT AUDITORS' REPORT



    The Board of Directors and Stockholders
      POLAROID CORPORATION:

    Under the date of February 1, 1994, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statement of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in
    Item 14(a)2 of this Report. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Notes 3 and 11 in the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and for certain postretirement and postemployment benefits.






                                            KPMG PEAT MARWICK

    Boston, Massachusetts
    February 1, 1994

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
December 31, 1993
(In millions)

                                                                                                            AMOUNT AT WHICH EACH
                                                                                                             PORTFOLIO OF EQUITY
                                        NUMBER OF SHARES                                    MARKET VALUE     SECURITY ISSUES AND
NAME OF ISSUER                      OR UNITS - PRINCIPAL                                   OF EACH ISSUE     EACH OTHER SECURITY
AND TITLE OF                             AMOUNT OF BONDS                 COST OF              AT BALANCE        ISSUE CARRIED IN
EACH ISSUE                                     AND NOTES              EACH ISSUE              SHEET DATE       THE BALANCE SHEET
- --------------------------------------------------------------------------------------------------------------------------------
Time deposits                                      $24.5                   $24.5                   $24.5                   $24.5
                                                   -----                   -----                   -----                   -----
Total                                              $24.5                   $24.5                   $24.5                   $24.5
================================================================================================================================

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
Years ended December 31, 1993, 1992 and 1991
(In millions)

                                              BALANCE AT                                                                 BALANCE AT
                                               BEGINNING          ADDITIONS                          OTHER CHARGES           END OF
CLASSIFICATION                                 OF PERIOD            AT COST       RETIREMENTS        ADD (DEDUCT)*<F1>       PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
1993
Land                                           $   32.1             $  --            $    --             $   .4            $   32.5
Buildings                                         274.7                 .8               (.8)              34.3               309.0
Machinery and equipment                         1,246.9                7.9              30.5              114.5             1,338.8
Construction in process                           219.8              156.9                --             (149.2)              227.5
                                               --------             ------           -------              -----             -------
Total                                          $1,773.5             $165.6           $ (31.3)            $   --            $1,907.8
===================================================================================================================================
1992
Land                                           $   32.1             $   .1           $   (.1)           $    --            $   32.1
Buildings                                         261.1                 .9              (1.8)              14.5               274.7
Machinery and equipment                         1,137.2                6.3             (25.0)             128.4             1,246.9
Construction in process                           168.5              194.2                --             (142.9)              219.8
                                               --------             ------           -------              -----             -------
Total                                          $1,598.9             $201.5           $ (26.9)           $    --            $1,773.5
===================================================================================================================================
1991
Land                                           $   23.4             $  8.7           $    --            $    --            $   32.1
Buildings                                         251.7                1.1               (.8)               9.1               261.1
Machinery and equipment                         1,069.2                6.5             (16.1)              77.6             1,137.2
Construction in process                            95.7              159.5                --              (86.7)              168.5
                                               --------             ------           -------              -----             -------
Total                                          $1,440.0             $175.8           $ (16.9)           $    --            $1,598.9
===================================================================================================================================

- ----------
<F1>*Amounts primarily represent completed construction charged to respective capital asset accounts.

DEPRECIATION METHODS
The cost of buildings and machinery and equipment is depreciated, primarily by accelerated depreciation methods, over the estimated useful lives of such assets, as follows:
                Buildings:                       20 - 40 years
                Machinery and equipment:          3 - 12 years

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE VI - ACCUMULATED DEPRECIATION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
Years ended December 31, 1993, 1992 and 1991
(In millions)

                                                                  ADDITIONS
                                              BALANCE AT         CHARGED TO                                              BALANCE AT
                                               BEGINNING          COSTS AND                           OTHER CHARGES          END OF
DESCRIPTION                                    OF PERIOD           EXPENSES       RETIREMENTS          ADD (DEDUCT)          PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
1993
Buildings                                      $  179.6             $ 10.4            $  (.8)            $   --            $  189.2
Machinery and equipment                           936.6               89.9             (23.2)              (2.9)            1,000.4
                                               --------             ------            ------              -----             -------
Total                                          $1,116.2             $100.3            $(24.0)            $ (2.9)           $1,189.6
===================================================================================================================================
1992
Buildings                                      $  171.9             $  9.3            $ (1.6)            $   --            $  179.6
Machinery and equipment                           877.6               79.8             (22.0)               1.2               936.6
                                               --------             ------            ------              -----             -------
Total                                          $1,049.5             $ 89.1            $(23.6)            $  1.2            $1,116.2
===================================================================================================================================
1991
Buildings                                      $  163.7             $  8.9            $  (.7)            $   --            $  171.9
Machinery and equipment                           815.3               76.6             (14.7)                .4               877.6
                                               --------             ------            ------              -----             -------
Total                                          $  979.0             $ 85.5            $(15.4)            $   .4            $1,049.5
===================================================================================================================================

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 1993, 1992 and 1991
(In millions)

                                                                       ADDITIONS
                                                               -----------------------------
                                             BALANCE AT        CHARGED TO         CHARGED TO         DEDUCTIONS          BALANCE AT
                                              BEGINNING         COSTS AND              OTHER         CHARGED TO              END OF
DESCRIPTION                                   OF PERIOD          EXPENSES           ACCOUNTS           RESERVES              PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
1993
Doubtful accounts                                 $11.6              $11.7                 --            $  (7.6)              $15.7
Cash discounts                                      6.6                 --             $ 29.5              (28.5)                7.6
====================================================================================================================================
1992
Doubtful accounts                                 $10.4              $ 7.3             $  --             $ (6.1)              $11.6
Cash discounts                                      7.0                 --              28.9              (29.3)                6.6
===================================================================================================================================
1991
Doubtful accounts                                 $ 8.3              $ 4.7             $ 8.4             $(11.0)              $10.4
Cash discounts                                      6.2                 --              29.8              (29.0)                7.0
===================================================================================================================================

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE IX - SHORT-TERM BORROWINGS
Years ended December 31, 1993, 1992 and 1991
(In millions)

                                                                                  MAXIMUM            AVERAGE           WEIGHTED
                                                              WEIGHTED             AMOUNT             AMOUNT            AVERAGE
                                            BALANCE            AVERAGE        OUTSTANDING        OUTSTANDING      INTEREST RATE
CATEGORY OF AGGREGATE                     AT END OF           INTEREST         DURING THE         DURING THE         DURING THE
SHORT-TERM BORROWINGS                        PERIOD               RATE            PERIOD*<F1>        PERIOD*<F1>        PERIOD*<F1>
- -----------------------------------------------------------------------------------------------------------------------------------
1993
Notes payable to banks                       $106.2               7.4%             $174.3             $135.5               9.1%
===================================================================================================================================
1992
Notes payable to banks                       $126.3              11.6%             $190.4             $159.5              11.5%
===================================================================================================================================
1991
Notes payable to banks                       $145.9              11.0%             $223.5             $160.2              10.1%
Commercial paper                             $   --                --%             $ 31.5             $  9.1               6.6%
===================================================================================================================================

- ----------
<F1>*Computed on a month-end basis.

DESCRIPTION OF SHORT-TERM BORROWINGS:
The Company maintains a domestic working capital line of credit of $150 million and there were no amounts outstanding at December 31, 1993.

Notes payable to banks include unsecured obligations of the Company's foreign subsidiaries (normally maturing within 180 days) and borrowings under the working capital portion of the credit agreement.