Form 10-Q
period 1994-04-03
POLAROID CORP
filed 1994-05-18
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended      April 3, 1994

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to

                          Commission File Number  1-4085


                           POLAROID CORPORATION
____________________________________________________________________________

          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
____________________________________________________________________________


                (Address of principal executive offices)      (Zip Code)


          Registrant's telephone number, including area code: (6l7) 386-2000
____________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X      NO     _


Shares Common Stock, $1 par value, outstanding as of May 6, 1994:46,665,950 shares
____________________________________________________________________________


                     This document contains 18 pages.
____________________________________________________________________________

                               PART I.   FINANCIAL INFORMATION
                               Item 1.   Financial Statements
                      POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                       Condensed Consolidated Statement of Earnings (Unaudited)
                      Periods ended April 3, 1994 and April 4, 1993
                           (In millions, except per share data)

                                                        First Quarter
                                                       1994      1993***
Net sales:
         United States                                 $211.4    $213.3
         International                                  251.2     255.2
                                                       ------     ------
Total net sales                                         462.6     468.5
                                                       ------     ------
Cost of sales                                           278.5     284.4
Marketing, research, engineering
          and administrative expenses                   177.2     171.3
Early retirement and other                                  -      44.0
                                                       ------     ------
Total costs                                             455.7     499.7
                                                       ------     ------
Profit/(loss) from operations                             6.9     (31.2)
Other income                                              3.8       2.8
Interest expense                                         10.6      12.8
                                                       ------     ------
Earnings/(loss) before income taxes and cumulative effect
          of changes in accounting principle              0.1     (41.2)
Federal, state and foreign income tax benefit            (1.3)    (17.2)
                                                       ------     ------
Earnings/(loss) before cumulative effect of changes in
  accounting principle                                    1.4     (24.0)
                                                       ------     ------
Cumulative effect to January 1,1993
of changes in accounting principle for:
         Postretirement benefits other than pensions,
           net of tax of $85.0 million                      -    (132.9)
         Income taxes                                       -      33.6
         Postemployment benefits,
           net of tax of $12.7 million                      -     (19.9)
                                                       ------   --------
Net earnings/(loss)                                      $1.4   ($143.2)
                                                       ======   =========
Primary earnings/(loss) per common share:
Earnings/(loss) before cumulative effect of changes
  in accounting principle                               $0.03    ($0.51)
Cumulative effect to January 1,1993
  of changes in accounting principle for:
         Postretirement benefits other than pensions        -     (2.85)
         Income taxes                                       -      0.72
         Postemployment benefits                            -     (0.43)
                                                       ------     ------
Net earnings/(loss)                                     $0.03    ($3.07)
Fully diluted earnings per common share                     *         *
                                                       ------     ------
Cash dividends per common share                         $0.15     $0.15
Weighted average common shares used for primary
 earnings per share calculation (in thousands)          47,242** 46,669**
Common shares outstanding at end of period(in thousands)46,820   46,670
                                                        ======   ======
* Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.
* The weighted average shares used to calculate primary earnings per common share include assumed conversion of options outstanding.
*** Restated for fourth quarter adoption of FAS 112 retroactive to 01/01/93.

            POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                     Condensed Consolidated Balance Sheet        (Unaudited)
                                (In millions)


                                        April 3,    December 31, April 4,
Assets                                     1994            1993     1993*
                                        -------     -----------  --------
Current assets
Cash and cash equivalents                  $96.1      $114.4       $116.8
Short-term investments                      31.5        24.5         38.5
Receivables                                488.6       557.6        434.5
Inventories:
   Raw materials                           127.5       122.9        135.4
   Work-in-process                         259.8       252.5        260.2
   Finished goods                          236.2       202.8        250.1
                                        --------    --------     --------
Total inventories                          623.5       578.2        645.7
Prepaid expenses and other assets          149.6       139.0        165.3
                                        --------    --------     --------
Total current assets                     1,389.3     1,413.7      1,400.8
                                        --------    --------     --------
Property, plant and equipment
Gross property, plant and equipment      1,933.4     1,907.8      1,803.5
Less accumulated depreciation            1,213.3     1,189.6      1,137.8
                                        --------    --------     --------
Net property, plant and equipment          720.1       718.2        665.7
                                        --------    --------     --------
Deferred tax assets                         80.4        80.4         69.8
                                        --------    --------     --------
Total assets                            $2,189.8    $2,212.3     $2,136.3
                                        ========    ========     ========

Liabilities and stockholders' equity
Current liabilities
Short-term debt                           $102.8      $106.2       $137.6
Current portion of long-term debt           32.6        32.6         29.5
Payables and accruals                      235.5       243.5        219.9
Compensation and benefits                  118.9       118.3        153.6
Federal, state and foreign income taxes     64.7        79.5         52.2
                                        --------    --------     --------
Total current liabilities                  554.5       580.1        592.8
                                        --------    --------     --------
Long-term debt                             602.4       602.3        637.5
                                        --------    --------     --------

Accrued postretirement benefits            235.2       229.1        213.5
Accrued postemployment benefits             35.2        33.5         33.5
                                        --------    --------     --------
Common stockholders' equity
Common stock, $1 par value                  75.4        75.4         75.4
Additional paid-in capital                 385.8       385.6        379.5
Retained earnings                        1,596.6     1,602.0      1,530.4
Less:    Treasury stock, at cost         1,145.3     1,145.5      1,147.1
         Deferred compensation             150.0       150.2        179.2
                                        --------    --------     --------
Total common stockholders' equity          762.5       767.3        659.0
                                        --------    --------     --------
Total liabilities and stockholders'
  equity                                $2,189.8    $2,212.3     $2,136.3
                                        ======      ========     ========
* Restated for fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  Condensed Consolidated Statement of Cash Flows   (Unaudited)
                Three months ended April 3, 1994 and April 4, 1993
                                   (In millions)

Net cash flows from operating activities            1994       1993*
                                                    ----       -----

 Net earnings/(loss)                                 $1.4      ($143.2)
 Cumulative effect of changes in accounting principle   -        119.2
 Depreciation of property, plant and equipment       30.4         25.0
 (Increase)/decrease in receivables                  81.6         58.0
 (Increase)/decrease in inventories                 (45.3)
 (Increase)/decrease in prepaids and other assets    (9.8)       (26.2)
 Increase/(decrease) in payables and accruals       (16.0)       (17.8)
 Increase/(decrease) in compensation and benefits    (2.3)        39.6
 Increase/(decrease) in federal, state and
   foreign income taxes payable                     (15.1)        (6.1)
 Other non cash items                                12.0          5.8
                                                   ------       ---------
 Net cash provided/(used) by operating activities    36.9         (5.1)
                                                   ------       ---------

Cash flows from investing activities
 (Increase)/decrease in short-term investments      (6.7)         41.9
 Additions to property, plant and equipment        (32.3)        (33.5)
                                                   ------       ---------
 Net cash provided/(used) by investing activities  (39.0)          8.4
                                                   ------       ---------

Cash flows from financing activities
 Net increase/(decrease) in short-term debt
   (maturities 90 days or less)                    (15.0)         12.4
 Short-term debt having maturities more than 90 days
      Proceeds                                       5.8             -
 Cash dividends paid                                (7.0)         (7.0)
 Stock options exercised                             0.4             -
                                                  ------       ---------
 Net cash provided/(used) by financing activities  (15.8)          5.4
                                                  ------       ---------
Effect of exchange rate changes on cash             (0.4)         (1.0)
                                                  ------       ---------
Net increase/(decrease) in cash and
   cash equivalents                                (18.3)          7.7

Cash and equivalents at beginning of period        114.4         109.1
                                                  ------       ---------
Cash and cash equivalents at end of period         $96.1        $116.8
                                                  ======       =========

* Restated for fourth quarter adoption of FAS 112 retroactive to 01/01/93.

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statement of Changes in Common Stockholders' Equity
                                                                  (Unaudited)
              Periods Ended April 3, 1994 and April 4, 1993
                             (In millions)


                                                        First Quarter

                                                      1994           1993 *
    Common stock
        Balance at the beginning of the period       $75.4          $75.4
                                                   -------       --------
        Balance at the end of the period              75.4           75.4
                                                   -------       --------
    Additional paid-in capital
        Balance at the beginning of the period       385.6          379.5
         Stock options exercised                       0.2              -
                                                   -------       --------
        Balance at the end of the period             385.8          379.5
                                                   -------       --------
    Retained earnings
        Balance at the beginning of the period     1,602.0        1,680.3
            Net earnings/(loss)                        1.4         (143.2)
            Dividends declared-common stock           (7.0)          (7.0)
            ESOP dividend tax benefit received         0.2            0.3
                                                   -------       --------
        Balance at the end of the period           1,596.6        1,530.4
                                                   -------       --------
Less:
    Treasury stock
        Balance at the beginning of the period     1,145.5        1,147.1
            Stock options exercised                   (0.2)             -
                                                   -------       --------
        Balance at the end of the period           1,145.3        1,147.1
                                                   -------       --------
    Deferred compensation
        Balance at the beginning of the period       150.2          179.2
            Stock options - 1993                      (0.2)             -
                                                   -------       --------
        Balance at the end of the period             150.0          179.2
                                                   -------       --------
Total common stockholders' equity                   $762.5         $659.0
                                                   =======       ========

* Restated for fourth quarter adoption of FAS 112 retroactive to 01/01/93.

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)

The condensed consolidated financial statements include the accounts of the domestic and foreign subsidiaries, all of which are wholly owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary for a fair statement of the results of the interim periods.

Independent Auditors' Report
- - ----------------------------
The April 3, 1994 and April 4, 1993 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick commenting upon their review of the condensed consolidated financial statements appears on page 7.

New Accounting Standard
- - -----------------------
The Company became subject to the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994, although its effectiveness had no impact on the Company's financial position or results of operations.
                                      6

                        Independent Auditors' Report
                        ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheets of Polaroid Corporation and subsidiaries as of April 3, 1994 and April 4, 1993, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three month periods ended April 3, 1994 and April 4, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated February 1, 1994, we have expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                          KPMG Peat Marwick






Boston, Massachusetts
April 18, 1994

                Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations

First Quarter Results
- - ---------------------
Worldwide sales in the first quarter of 1994 were $462.6 million, a 1% decrease from last year's first quarter sales of $468.5 million. Worldwide shipments of instant cameras increased substantially in the first quarter of 1994 compared with the same period last year. Worldwide shipments of instant film increased slightly in the first quarter of 1994 compared to the first quarter of 1993, as increases in integral film shipments were offset by a decline in shipments of peel-apart film. Sales of the Helios medical laser imaging system continued to make progress with growing customer awareness and interest in the product. U.S. sales revenue decreased 1% in the first quarter of 1994 to $211.4 million from $213.3 million in the first quarter of 1993. The decrease in U.S. sales was primarily due to reduced revenues from videotape and conventional 35mm cameras and film. International sales declined 2% to $251.2 million in the first quarter of 1994 from $255.2 million for the same period in 1993. The decline in international sales was primarily attributable to the decrease in hardware and peel-apart film sales from the Mexican voter registration program in the first quarter of 1993, which offset increases in instant cameras and integral film generated by the Company's continuing sales gains in Russia, in the first quarter of 1994. The decline in international sales was also affected by continued weakness in the Western European markets, partly offset by sales gains in the Asia Pacific markets.

Gross margin as a percent of sales was 40% for the 1994 first quarter and 39% for the 1993 first quarter. Marketing, research, engineering and administrative expenses for the first quarter of 1994 were $177.2 million compared to $171.3 million in the same period of 1993. In the first quarter of 1993, the Company recorded charges of $40.0 million for an early retirement and severance program and $4.0 million for the write down of certain non-strategic assets. Profit from operations was $6.9 million as compared to a loss of $31.2 million in the first quarter of 1993, including the charges mentioned above. Without these charges, the operating profit for the first quarter of 1993 would have been $12.8 million. The first quarter of 1994 profit from operations was negatively impacted by the start-up of the Company's major new coating facility, and the marketing introduction expenses and manufacturing scale-up associated with the Helios laser medical imaging system.

Other income was $3.8 million in the first quarter of 1994 compared to $2.8 million in the first quarter of 1993. Interest expense decreased to $10.6 million in the first quarter of 1994 from $12.8 million in the first quarter of 1993. The decrease in interest expense was primarily due to lower interest rates and a reduction in outstanding debt in the first quarter of 1994 as compared to the first quarter of 1993.

The income tax benefit for the first quarter of 1994 was $1.3 million compared with a benefit of $17.2 million in the first quarter of 1993. The tax benefit for the first quarter of 1994 was primarily due to the beneficial tax effect of foreign currency exchange in 1994. The effective tax rate for the first quarter of 1993 was 42%. There was an after-tax foreign currency exchange gain on the translation of the balance sheet of $.4 million in the first quarter of 1994 and 1993.

Net earnings for the first quarter of 1994 were $1.4 million, or $.03 per common share. The net loss for the first quarter of 1993 was $143.2 million or $3.07 per common share. The 1993 first quarter results included one time charges associated with the adoption of Financial Accounting Standard Board
(FASB) Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FASB Statement No. 109 "Accounting for Income Taxes". In addition, the 1993 first quarter net loss and per common share amount have been restated to include the adoption of FASB Statement No. 112 "Employers' Accounting for Postemployment Benefits" (FASB 112) in the fourth quarter of 1993, retroactive to January 1, 1993. Excluding the one-time accounting changes and the charge for the early retirement and other expenses, the net earnings for the first quarter of 1993 would have been $2.4 million or $.05 per share, after the restatement associated with the adoption of FASB 112. Fully diluted earnings per common share were not disclosed in the first quarters of 1994 and 1993 because they were greater than primary earnings per common share.

Foreign Currency Exchange and Inflation
- - ---------------------------------------
The Company generates a significant portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company carefully considers the impact of currency fluctuations in its business decisions. The Company maintains an International Monetary Control Center to manage its foreign currency exposure. Hedging strategies, which may from time to time include foreign currency borrowings, foreign exchange swaps and options are used to minimize the impacts of currency fluctuations on the Company's financial position.

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has been sufficient to offset inflation and normal cost increases. Therefore, the overall inflationary impact on earnings is immaterial.

Financial Liquidity and Capital Resources
- - -----------------------------------------
At April 3, 1994, the Company's cash and cash equivalents and short-term investments amounted to $127.6 million compared to $138.9 million at December 31, 1993. During the first three months of 1994, the Company expended cash to increase its inventories and to continue capital spending related to new products. The primary sources of cash for the first three months of 1994 were positive cash flows from operations and receipts from accounts receivable. The remaining increases and decreases in the components of the Company's cash position during this three month period reflect normal operating activity. Cash and cash equivalents and short-term investments were $155.3 million at April 4, 1993. The decrease in the Company's cash position from April 4, 1993 to April 3, 1994 was primarily attributable to a reduction of debt, continued capital spending for new products and cash payments made under a 1993 severance program. These activities were supported primarily through positive cash flows from operations. The remaining increases and decreases in the components of the Company's cash position during the twelve month period from April 4, 1993 to April 3, 1994 reflect normal operating activity.

Additions to property, plant and equipment were $32.3 million in the first quarter of 1994 compared to $33.5 million in the same period of 1993. Capital expenditures in 1994 are expected to be approximately the same as 1993 which was $161 million.

The Company maintains a $150 million three-year revolving credit facility for general corporate purposes which expires in 1995. At April 3, 1994, the entire $150 million of additional borrowing capacity remained available to meet working capital needs. Available unused, uncommitted lines of credit for international and U.S. operations at April 3, 1994 were approximately $160 million and $125 million, respectively.

The Company also has $100 million remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

As of May 6, 1994, approximately 3.6 million shares had been repurchased under the Company's $150 million stock repurchase program for approximately $99 million. The timing and amounts of any future purchases under this program depend upon many factors, including market conditions, as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements.

                         PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings
- - ---------------------------
In October 1992, a Polaroid employee and former member of the Company's Employees' Committee filed a complaint in the United States District Court for the District of Massachusetts challenging the Company's decision in June 1992 to dissolve the Committee. The complaint alleged a variety of violations of law and asserted a variety of claims against the Company, the Employees' Committee, William R. Graney, Vincent R. Tognarelli (formerly Chair and Vice Chair of the Employees' Committee), I.M. Booth, and the Secretary of Labor of the United States. The plaintiff seeks compensatory and punitive damages of an unspecified amount. On October 17, 1992 the Company and Mr. Booth moved to dismiss the complaint, and Messrs. Graney and Tognarelli have moved for summary judgment. The court granted the Company's and Mr. Booth's motion to dismiss the complaint and Messrs. Graney and Tognarelli's motion for summary judgment on June 7, 1993. On September 27, 1993, the plaintiff appealed this dismissal to the Court of Appeals for the First Circuit, which affirmed the dismissal on April 15, 1994. The plaintiff filed a petition for re-hearing on April 27, 1994.

In 1994, the Company received a letter alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents owned by Jerome H. Lemelson. The letter proposes that the Company enter into licensing negotiations to pay substantial past and future royalties under those patents. The Company is studying the allegations.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case where the Company is able to determine the likely exposure, such amount has been included in the Company's reserve. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities was $6.0 million as of April 3, 1994. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

- - -----------------------------
The Company has been advised of the intention of the EPA to seek recovery under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) from it and other PRPs of response costs related to the sites of: Bridgeport Rental and Oil Services in Logan Township, New Jersey:
Sealand Restoration in Lisbon, New York; Solvents Recovery Service of New England in Southington, Connecticut; Ironhorse Park in Billerica, Massachusetts; Old Southington Landfill in Southington, Connecticut; and Jack's Creek/Sitkin Smelting in Mifflin County, Pennsylvania; to which were allegedly delivered hazardous substances generated or transported by or otherwise related to the Company and those other PRPs. The Company and other PRPs have initiated litigation with the objective of minimizing their exposure with respect to the Bridgeport Rental and Oil Services site.

In addition, the Company is involved in the following legal proceedings relating to the designated sites:

In 1989, the United States of America and the Commonwealth of Massachusetts commenced actions against the Company and other PRPs in the United States District Court for Massachusetts. The plaintiffs ask for recovery under CERCLA of response costs related to the Charles George Reclamation Trust Landfill in Tyngsboro, Massachusetts. The Company has entered into a consent decree to resolve the issues raised in these actions. The consent decree was entered by the court on May 24, 1993. An appeal by non-consenting parties is presently pending.

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

In 1993, the United States of America commenced an action against the Company and other PRPs in the United States District Court for West Virginia. The Plaintiff asks for recovery under CERCLA of response costs related to the Artel Chemical Corporation site in Nitro, West Virginia. The Company has filed its answer to the complaint.

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

Item 6.  Exhibits and Reports on Form 8 - K
- - -------------------------------------------
(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick re unaudited interim financial information.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended
      April 3, 1994.

                                   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                --------------------
                                (Registrant)






   May 17, 1994                 William J. O'Neill, Jr.
   ------------                 ----------------------------------
   (Date)                       Executive Vice President and Chief
                                Financial Officer

                               EXHIBIT 11
              STATEMENT RE  COMPUTATION OF PER SHARE EARNINGS

                           POLAROID CORPORATION
                COMPUTATION OF EARNINGS PER COMMON SHARE
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                         FIRST QUARTER, 1994





PRIMARY COMPUTATION

Net earnings per statement of earnings                      $  1.4
                                                            ======
Weighted average number of common
stock equivalents                                               .4

Weighted average number of common
shares outstanding                                            46.8
                                                             -----
                                                              47.2
                                                             =====
Primary earnings per common share                           $  .03
                                                            ======

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                             FIRST QUARTER, 1994




FULLY DILUTED COMPUTATION

Net earnings per statement of earnings                          $  1.4

Add:  effect of after-tax interest expense
      on convertible debentures                                    1.7
                                                                ------
Net earnings, as adjusted                                       $  3.1
                                                                ======
Weighted average number of common
shares outstanding                                                46.8

Weighted average number of common
stock equivalents                                                   .4

Add:  effect of converting 8% debentures
      into common stock                                            4.3  (A)
                                                                ------

                                                                  51.5
                                                                ======
Fully diluted earnings per common share                         $  .06  (B)
                                                                ======


(A)  Assumes conversion of convertible debentures at a price of  $32.50  per
common   share  in  accordance  with  the  convertible  debenture   exchange
agreement.

(B) This computation is submitted as an exhibit to the Company's Form 10-Q in accordance with Regulation S-K item 601(b)(11), although presenting the computation is not in accord with paragraph 40 of APB Opinion 15 because the computation produces an antidilutive result.

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                           FIRST QUARTER, 1993





PRIMARY COMPUTATION

Net loss per statement of earnings                        $(143.2)   (A)
                                                          ========

Weighted average number of common
shares outstanding                                           46.7
                                                          ========

Primary earnings per common share                         $ (3.07)   (A)
                                                          ========




(A) The net loss and the loss per share have been restated to reflect the adoption of Financial Accounting Standards Board Statement No. 112 "Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993.

                           POLAROID CORPORATION
           COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                           FIRST QUARTER, 1993




FULLY DILUTED COMPUTATION

Net loss per statement of earnings                           $  (143.2) (C)

Add:  effect of after-tax interest expense
      on convertible debentures                                    1.7
                                                             ----------
Net loss, as adjusted                                         $ (141.5)
                                                             ==========
Weighted average number of common
shares outstanding used for primary computation                   46.7

Weighted average number of common
stock equivalents                                                   .2

Add:  effect of converting 8% debentures
       into  common stock                                          4.3 (A)
                                                              ---------
Weighted average number of common shares
outstanding, as adjusted                                          51.2
                                                              =========
Fully  diluted loss per common share                            $(2.76) (B)(C)
                                                              =========


(A) Assumes conversion of convertible debentures at a price of $32.50 per common share in accordance with the convertible debenture exchange agreement.

(B) This computation is submitted as an exhibit to the Company's Form 10-Q in accordance with Regulation S-K Item 601(b)(11), although presenting the computation is not in accord with paragraph 40 of APB Opinion
     15 because the computation produces an antidilutive result.

(C) The net loss and the loss per share have been restated to reflect the adoption of Financial Accounting Standards Board Statement No. 112 "Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993.

                                                          Exhibit 15







   The Board of Directors
   Polaroid Corporation


   Re:  Registration Statements No. 33-36384, No. 33-44661 and No. 33-51173

   Gentlemen:

   With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated April 18, 1994, related to our review of interim financial information.

   Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

   Very truly yours,


   KPMG Peat Marwick


   Boston, Massachusetts
   May 17, 1994