Form 10-Q
period 1994-07-03
POLAROID CORP
filed 1994-08-17
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended      July 3, 1994
                                                  ------------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------    -----------
                          Commission File Number  1-4085


                           POLAROID CORPORATION
_____________________________________________________________________________

          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655     .
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
_____________________________________________________________________________


 (Address of principal executive offices)         (Zip Code)


 Registrant's telephone number, including area code:    (6l7) 386-2000
_____________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X      NO
                                    ---        ---

Shares Common Stock, $1 par value, outstanding as of August 5, 1994:
46,559,010 shares
_____________________________________________________________________________


                     This document contains 23 pages.
                                    -1-
____________________________________________________________________________

                       PART I.   FINANCIAL INFORMATION
                       Item 1.   Financial Statements

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
         Condensed Consolidated Statement of Earnings   (Unaudited)
                 Periods ended July 3, 1994 and July 4, 1993
                    (In millions, except per share data)

                                            Second Quarter     Six Months
                                          1994     1993***    1994     1993***
Net sales:
         United States                  $305.8    $289.3    $517.2   $502.6
         International                   281.5     280.6     532.7    535.8
                                        ------    ------   -------  -------
Total net sales                          587.3     569.9   1,049.9  1,038.4
                                        ------    ------   -------  -------
Cost of sales                            331.5     319.3     610.0    603.7
Marketing, research, engineering
          and administrative expenses    199.0     196.6     376.2    367.9
Early retirement and other                  -         -         -      44.0
                                        ------    ------   -------  -------
Total costs                              530.5     515.9     986.2  1,015.6
                                        ------    ------   -------  -------
Profit from operations                    56.8      54.0      63.7     22.8
Other income                               0.2       5.3       4.0      8.1
Interest expense                          12.5      12.2      23.1     25.0
                                        ------    ------   -------  -------
Earnings before income taxes and
         cumulative effect of changes
         in accounting principle          44.5      47.1      44.6      5.9
Federal, state and foreign income
         tax expense                      15.3      19.0      14.0      1.8
                                        ------    ------   -------  -------
Earnings before cumulative effect of
         changes in accounting principle  29.2      28.1      30.6      4.1
                                        ------    ------   -------  -------
Cumulative effect to January 1,1993
of changes in accounting principle for:
         Postretirement benefits other
           than pensions, net of tax
           of $85.0 million                 -         -        -     (132.9)
         Income taxes                       -         -        -       33.6
         Postemployment benefits,                                        -
         net of tax of $12.7 million        -         -        -      (19.9)
                                        ------    ------   -------  -------
Net earnings/(loss)                      $29.2     $28.1    $30.6   ($115.1)
                                        ------    ------   -------  -------
Primary earnings/(loss) per common share:
Earnings before cumulative effect of changes
   in accounting principle               $0.62     $0.60    $0.65     $0.09
Cumulative effect to January 1,1993
of changes in accounting principle for:
         Postretirement benefits
           other than pensions              -         -        -      (2.85)
         Income taxes                       -         -        -       0.72
         Postemployment benefits            -         -        -      (0.43)
                                        ------    ------   -------  -------
Net earnings/(loss)                      $0.62     $0.60    $0.65    ($2.47)
Fully diluted earnings per common share  $0.60     $0.58       *         *
                                        ------    ------   -------  -------
Cash dividends per common share          $0.15     $0.15    $0.30     $0.30
Weighted average common shares used
          for primary earnings per share
          calculation (in thousands)    47,032**  47,189** 47,152**  46,684
Common shares outstanding at end of
   period (in thousands)                46,629    46,723   46,629    46,723


*Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.
**The weighted average shares used to calculate primary earnings per common share include assumed conversion of options outstanding.
***Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
             Condensed Consolidated Balance Sheet   (Unaudited)
                                (In millions)


                                    July 3, December 31,    July 4,
Assets                                 1994         1993      1993*
Current assets
Cash and cash equivalents             $108.4     $114.4        $53.2
Short-term investments                  22.3       24.5         28.4
Receivables                            535.3      557.6        484.4
Inventories:
   Raw materials                       118.4      122.9        139.0
   Work-in-process                     250.2      252.5        261.6
   Finished goods                      241.2      202.8        267.7
                                      ------     ------       ------
Total inventories                      609.8      578.2        668.3
Prepaid expenses and other assets      157.2      139.0        154.5
                                      ------     ------       ------
Total current assets                 1,433.0    1,413.7      1,388.8
                                     -------    -------      -------
Property, plant and equipment
Gross property, plant and equipment  1,961.7    1,907.8      1,840.3
Less accumulated depreciation        1,241.6    1,189.6      1,160.2
                                     -------    -------      -------
Net property, plant and equipment      720.1      718.2        680.1
                                     -------    -------      -------
Deferred tax assets                     80.5       80.4         70.2
                                     -------    -------      -------
Total assets                        $2,233.6   $2,212.3     $2,139.1
                                    ========   ========     ========
Liabilities and stockholders' equity
Current liabilities
Short-term debt                       $126.0     $106.2       $115.8
Current portion of long-term debt       34.2       32.6         31.0
Payables and accruals                  253.3      243.5        244.8
Compensation and benefits              110.8      118.3        121.5
Federal, state and foreign income taxes 52.0       79.5         55.3
                                      ------     ------       ------
Total current liabilities              576.3      580.1        568.4
                                      ------     ------       ------
Long-term debt                         584.2      602.3        620.1
                                      ------     ------       ------
Deferred taxes - noncurrent
Accrued postretirement benefits        240.7      229.1        218.5
Accrued postemployment benefits         36.9       33.5         34.4
                                      ------     ------       ------
Redeemable preferred stock equity,
Common stockholders' equity
Common stock, $1 par value              75.4       75.4         75.4
Additional paid-in capital             386.2      385.6        384.5
Retained earnings                    1,619.0    1,602.0      1,551.7
Less:    Treasury stock, at cost     1,152.1    1,145.5      1,146.5
         Deferred compensation         133.0      150.2        167.4
                                     -------    -------      -------
Total common stockholders' equity      795.5      767.3        697.7
                                     -------    -------      -------
Total liabilities and
    stockholders' equity            $2,233.6     $2,212.3   $2,139.1
                                    ========     ========   ========
* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
        Condensed Consolidated Statement of Cash Flows    (Unaudited)
               Six months ended July 3, 1994 and July 4, 1993
                                (In millions)

Net cash flows from operating activities                     1994     1993*
  Net earnings/(loss)                                       $30.6  ($115.1)
  Cumulative effect of changes in accounting principle        -      119.2
  Depreciation of property, plant and equipment              60.0     50.9
  Decrease in receivables                                    46.5      4.7
  Increase in inventories                                   (31.5)   (82.0)
  Increase in prepaids and other assets                     (16.4)   (15.9)
  Increase/(decrease) in payables and accruals               (6.0)     9.0
  Increase/(decrease) in compensation and benefits          (14.3)     9.2
  Decrease in federal, state and foreign
     income taxes payable                                   (29.3)   (2.4)
  Other non cash items                                       41.0     23.7
                                                            -----    -----
  Net cash provided by operating activities                  80.6      1.3
                                                            -----    -----

Cash flows from investing activities
  Decrease in short-term investments                          2.7     51.6
  Additions to property, plant and equipment                (62.2)   (74.5)
  Proceeds from sale of fixed assets                          0.1      1.0
                                                            -----    -----
  Net cash used by investing activities                     (59.4)   (21.9)
                                                            -----    -----

Cash flows from financing activities
  Net increase/(decrease) in short-term
     debt (maturities 90 days or less)                        6.2    (7.1)
  Short-term debt having maturities more than 90 days
    Proceeds                                                  8.9      -
    Payments                                                 (6.1)     -
  Repayments of long-term debt                              (16.7)   (13.2)
  Cash dividends paid                                       (14.0)   (14.0)
  Repurchase of preferred stock
  Stock options exercised                                     1.4      1.3
  Purchase of treasury stock                                 (7.3)     -
                                                             -----    -----
  Net cash used by financing activities                     (27.6)   (33.0)
                                                             -----    -----
Effect of exchange rate changes on cash                       0.4     (2.3)
                                                             -----    -----
Net decrease in cash and cash equivalents                    (6.0)   (55.9)

Cash and equivalents at beginning of period                 114.4    109.1
                                                            -----    -----
Cash and cash equivalents at end of period                 $108.4    $53.2
                                                           ======    =====

* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
 Condensed Consolidated Statement of Changes in Common Stockholders' Equity
                                 (Unaudited)
                 Periods Ended July 3, 1994 and July 4, 1993
                                (In millions)

                                             Second Quarter      Six Months
                                             1994    1993*      1994    1993*
Common stock
  Balance at the beginning of the period    $75.4   $75.4      $75.4   $75.4
                                            -----   -----      -----   -----
  Balance at the end of the period           75.4    75.4       75.4    75.4
                                            -----   -----      -----   -----
Additional paid-in capital
  Balance at the beginning of the period    385.8   379.5      385.6   379.5
     Stock options - 1993                     -       4.3        -       4.3
     Stock options exercised - tax benefit   (0.1)     -        (0.1)     -
     Stock options exercised                  0.5     0.7        0.7     0.7
                                            -----   -----      -----   -----
  Balance at the end of the period          386.2   384.5      386.2   384.5
                                            -----   -----      -----   -----
Retained earnings
  Balance at the beginning of the period  1,596.6 1,530.4    1,602.0 1,680.3
     Net earnings/(loss)                     29.2    28.1       30.6  (115.1)
     Dividends declared-common stock         (7.0)   (7.0)     (14.0)  (14.0)
     ESOP dividend tax benefit received       0.2     0.2        0.4     0.5
                                          ------- -------    ------- -------
  Balance at the end of the period        1,619.0 1,551.7    1,619.0 1,551.7
                                          ------- -------    ------- -------
Less:
Treasury stock
  Balance at the beginning of the period  1,145.3 1,147.1    1,145.5 1,147.1
      Repurchase of common shares             7.3      -         7.3      -
      Stock options exercised                (0.5)   (0.6)      (0.7)   (0.6)
                                          ------- -------    ------- -------
  Balance at the end of the period        1,152.1 1,146.5    1,152.1 1,146.5
                                          ------- -------    ------- -------
Deferred compensation
  Balance at the beginning of the period    150.0   179.2      150.2   179.2
      Stock options - 1993                   (0.3)    4.3       (0.5)    4.3
      Loan repayments from ESOP Trust       (16.7)  (16.1)     (16.7)  (16.1)
                                          -------  ------    -------- ------
  Balance at the end of the period          133.0   167.4      133.0   167.4
                                          -------  ------    -------- ------
Total common stockholders' equity          $795.5  $697.7     $795.5  $697.7
                                          =======  ======    ======== ======
* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)

The condensed consolidated financial statements include the accounts of the domestic and foreign subsidiaries, all of which are wholly owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the results of the interim period.

Independent Auditors' Report

The July 3, 1994 and July 4, 1993 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick commenting upon their review of the condensed consolidated financial statements appears on page 7.

                        Independent Auditors' Report


The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of July 3, 1994 and July 4, 1993, and the related condensed consolidated statements of earnings and changes in common stockholders' equity for the three-month and six-month periods ended July 3, 1994 and July 4, 1993, and the related condensed consolidated statement of cash flows for the six-month periods ended July 3, 1994 and July 4, 1993. These financial statements are the responsibility of the Company's management.

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






Boston, Massachusetts
July 18, 1994

                Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Second Quarter Results

Worldwide sales in the second quarter of 1994 were $587.3 million, a 3 percent increase from last year's second quarter sales of $569.9 million. Worldwide shipments of instant cameras increased substantially in the second quarter of 1994 compared with the same period last year. Worldwide shipments of instant film increased moderately in the second quarter of 1994 compared to the second quarter of 1993, as increases in integral film shipments were partially offset by a decline in shipments of peel-apart film. Sales of the Helios medical laser imaging system continued to grow in the U.S. and selected international markets.

U.S. sales revenue increased 6% in the second quarter of 1994 to $305.8 million from $289.3 million in the second quarter of 1993. The increase in U.S. sales is primarily due to a substantial increase in instant camera shipments, related primarily to shipments of the new Captiva system which went on sale in the U.S. in the third quarter of 1993. International sales were $281.5 million in the second quarter of 1994 compared with $280.6 million for the same period in 1993. International sales were affected by the decrease in hardware and peel-apart film sales from the completion of the Mexican voter registration program in the second quarter of 1993, which was offset by substantial increases in instant cameras and integral film, in the second quarter of 1994. These increases reflect the Company's continuing sales gains in developing markets, especially Russia.

Gross margin as a percent of sales was 44% for both the 1994 and 1993 second quarters. Marketing, research, engineering and administrative expenses for the second quarter of 1994 were $199.0 million compared to $196.6 million in the same period of 1993. Profit from operations for the second quarter of 1994 was $56.8 million as compared to $54.0 million in the second quarter of 1993. The second quarter of 1994 profit from operations was impacted by the start-up of the Company's major new coating facility and the manufacturing scale-up associated with the Helios laser medical imaging system.

Other income was $.2 million in the second quarter of 1994 compared to $5.3 million in the second quarter of 1993. The 1993 second quarter amount included the sale of an ancillary business. Also included in other income was a $1.8 million loss in the second quarter of 1994 compared to a $.1 million gain in the second quarter of 1993 resulting from the translation of the balance sheet from foreign currencies to U.S. dollars. Interest expense was $12.5 million in the second quarter of 1994 compared with $12.2 million in the second quarter of 1993.

The income tax expense for the second quarter of 1994 was $15.3 million compared with $19.0 million in the second quarter of 1993. The effective tax rate for the second quarter of 1994 was 35% compared with 40% in the second quarter of 1993. The decline in the tax rate was primarily due to the beneficial tax effect of foreign currency translation of the balance sheet in the second quarter of 1994. There was a net after-tax gain on the translation of the balance sheet of $1.4 million in the second quarter of 1994 and a net after-tax loss of $.2 million in the second quarter of 1993.

Net earnings for the second quarter of 1994 were $29.2 million, or $.62 per common share compared to $28.1 million or $.60 in the second quarter of 1993. The 1993 second quarter net earnings and per common share amount have been restated to include the adoption of Financial Accounting Standards Board
(FASB) Statement No. 112 "Employers' Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993. Fully diluted earnings per common share were $.60 in the second quarter of 1994 and $.58 in the second quarter of 1993.

SIX MONTH REVIEW

Worldwide sales for the first six months of 1994 were $1,049.9 million, an increase of 1% from $1,038.4 million for the first half of 1993. During the first six months of 1994, the Company recorded increased worldwide shipments of instant cameras and film, as well as video tapes compared with the first six months of 1993. Conventional film shipments decreased for the first six months of 1994 as compared with the same period in 1993. U.S. sales were 3% higher during the first six months of 1994 at $517.2 million, compared to $502.6 million for the same period in 1993. The increase in U.S. sales was primarily due to a substantial increase in instant camera shipments. International sales for the first six months of 1994 decreased 1% to $532.7 million, from $535.8 million in the first six months of 1993. The decline in international sales was primarily attributable to the decrease in hardware and peel-apart film sales from the completion of the Mexican voter registration program in the second quarter of 1993, which more than offset substantial increases in instant cameras and integral film, in the first six months of 1994. These increases reflect the Company's continuing sales gains in developing markets, especially Russia.

Gross margin as a percent of sales was 42% for the first six months of 1994 and 1993. The 1994 gross margin was affected by planned costs associated with the start-up of the Company's major new coating facility and the manufacturing scale-up of the Helios medical laser imaging system. Marketing, research, engineering and administrative expenses for the first six months of 1994 increased to $376.2 million compared to $367.9 million in the first six months of 1993. This increase primarily reflects planned research and engineering expenses related to new products in High Resolution Imaging and Electronic Imaging Systems. In the first quarter of 1993, the Company recorded charges of $40 million for an early retirement program and $4 million for the write-down of certain non-strategic assets. Profit from operations for the first half of 1994 was $63.7 million compared to $22.8 million for the first half of 1993. Excluding the charges for the early retirement program and the write-down of assets, profit from operations for 1993 would have been $66.8 million.

Other income was $4.0 million for the first six months of 1994 compared with $8.1 million for the first six months of 1993. The first six months of 1993 included the sale of an ancillary business. Also included in other income was a $3.4 million loss in the first half of 1994 compared to a $.4 million loss in the fist half of 1993 resulting from the tranlation of the balance sheet from foreign currencies to U.S. dollars. Interest expense for the first six months of 1994 was $23.1 million compared to $25.0 million in the first six months of 1993.

Income tax expense was $14.0 million in the first six months of 1994 compared with $1.8 million in the first six months of 1993. The increase in tax expense was due to higher income in 1994 compared to 1993 which was depressed as a result of the early retirement charge in 1993. The effective tax rate was approximately 32% for the first six months of both 1994 and 1993. There was a net after-tax gain of $1.7 million for the first half of 1994 compared with a net after-tax gain of $.2 for the first six months of 1993 on the translation of the balance sheet.

Net earnings for the first six months of 1994 were $30.6 million or $.65 per common share compared with a loss of $115.1 million or $2.47 per common share in the first six months of 1993. The first half results of 1993 included one-time charges associated with the adoption of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and FASB Statement No. 109, "Accounting for Income Taxes". In addition, the 1993 six month net loss and per common share amounts have been restated to include the adoption of FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits", in the fourth quarter of 1993, retroactive to January 1, 1993. Excluding the one-time accounting changes and the charge for the early retirement and other expenses, the net earnings for the first six months of 1993 would have been $30.4 million or $.65 per share. Fully diluted earnings per common share were not disclosed for the first six months of 1994 and 1993 because they were greater than primary earnings per common share.

Foreign Currency Exchange and Inflation

The Company generates a significant portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company carefully considers the impact of currency fluctuations in its business decisions. The Company maintains an International Monetary Control Center to manage its foreign currency exposure. Hedging strategies, which may from time to time include foreign currency borrowings, foreign exchange swaps and options, are used to minimize the impacts of currency fluctuations on the Company's financial position.

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has been sufficient to offset inflation and normal cost increases. Therefore, the overall inflationary impact on earnings has been immaterial.

Financial Liquidity and Capital Resources

At July 3, 1994, the Company's cash and cash equivalents and short-term investments amounted to $130.7 million, compared to $138.9 million at December 31, 1993. During the first six months of 1994, the Company expended cash to increase its inventories and to continue capital spending related to new products. The primary sources of cash for the first six months of 1994 were profitable operations and collections of accounts receivables. The remaining increases and decreases in the components of the Company's cash position during this six month period reflect normal operating activity.
Cash and cash equivalents and short-term investments were $81.6 million at July 4,1993. The increase in the Company's liquidity position from July 4, 1993 to July 3, 1994 was primarily attributable to an increase in profitability and an increase in short-term borrowings, which more than offset the cash expended to reduce long-term debt and continue capital spending for new products. The remaining increases and decreases in the components of the Company's cash position during the twelve month period from July 4, 1993 to July 3, 1994 reflect normal operating activity.

Additions to property, plant and equipment were $29.9 million in the second quarter of 1994 compared to $41.0 million in the same period of 1993. Capital expenditures in 1994 are expected to be approximately $165 million.

The Company maintains a $150 million three-year revolving credit facility for general corporate purposes which expires in 1995. At July 3, 1994, the entire $150 million of additional borrowing capacity remained available to meet working capital needs. Available unused, uncommitted lines of credit for international and U.S. operations at July 3, 1994 were approximately $138 million and $125 million, respectively.

The Company also has $100 million remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

As of July 31, 1994, approximately 3.7 million shares had been repurchased under the Company's $150 million stock repurchase program for approximately $102 million. The timing and amounts of any future purchases under this program depend upon many factors, including market conditions, as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements.

                         PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

In October 1992, a Polaroid employee and former member of the Company's Employees' Committee filed a complaint in the United States District Court for the District of Massachusetts challenging the Company's decision in June 1992 to dissolve the Committee. The complaint alleged a variety of violations of law and asserted a variety of claims against the Company, the Employees' Committee, William R. Graney, Vincent R. Tognarelli (formerly Chair and Vice Chair of the Employees' Committee), I.M. Booth, and the Secretary of Labor of the United States. The plaintiff seeks compensatory and punitive damages of an unspecified amount. On October 17, 1992 the Company and Mr. Booth moved to dismiss the complaint, and Messrs. Graney and Tognarelli have moved for summary judgment. The court granted the Company's and Mr. Booth's motion to dismiss the complaint and Messrs. Graney and Tognarelli's motion for summary judgment on June 7, 1993. On September 27, 1993, the plaintiff appealed this dismissal to the Court of Appeals for the First Circuit, which affirmed the dismissal on April 15, 1994. The plaintiff filed a petition for re-hearing on April 27, 1994 which was denied by the Court on May 11, 1994. The Company will continue to defend the action vigorously, and expects that adjudication of the claims will not have a materially adverse effect on the financial condition or operating results of the Company.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case where the Company is able to determine the likely exposure, such amount has been included in the Company's reserve. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities was $5.3 million as of July 3, 1994. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

In addition, the Company is involved in legal proceedings relating to the following sites:

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

Also in 1990, Transtech Industries, Inc., et al. commenced actions against the Company and other entities in the United States District Court for New Jersey. The plaintiffs ask for contribution toward response costs they have paid, and will pay, for remediation activities at the Kin-Buc Landfill in Edison, New Jersey. The Company has filed its answer to the complaint.

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

Item 4.  Submission of Matters to Vote of Security Holders

On May 11, 1994 the Company held its annual meeting of stockholders. The owners of approximately 87% of the shares of common stock outstanding were present either in person or by proxy. The following are the voting results for the meeting:

  - the stockholders ratified the Board's appointment of KPMG Peat Marwick, Independent Public Accountants, as the Company's auditors with 39,954,769 votes in favor, 668,363 votes against, 325,492 abstentions, and no broker nonvotes.

  - the stockholder proposal to separate the position of Chairman from that of Chief Executive Officer/President was defeated with 25,869,484 votes against, 10,398,578 votes in favor, 805,684 abstentions, and 3,874,878 broker nonvotes.

  - the stockholders elected the nominated slate of directors with the following votes:

                                   For             Withheld
I. MacAllister Booth            38,830,733          2,117,891

Yen-Tsai Feng                   38,951,074          1,997,550

Ralph E. Gomory                 38,588,046          2,360,578

Frank S. Jones                  39,090,070          1,858,554

James D. Mahoney                39,092,269          1,856,355

Henry Necarsulmer               39,012,751          1,935,873

Kenneth H. Olsen                39,031,251          1,917,373

Lester Pollack                  37,836,834          3,111,790

Charles P. Slichter             38,702,303          2,246,321

Ralph Z. Sorenson               39,074,074          1,874,550

Delbert C. Staley               37,904,850          3,043,774

Alfred M. Zeien                 39,122,951          1,825,673


Item 6.  Exhibits and Reports on Form 8 - K

(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick re unaudited interim financial information.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended
      July 3, 1994.

                                   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ---------------------
                                (Registrant)






   August 15, 1994              William J. O'Neill, Jr.
   ---------------              Executive Vice President and Chief
   (Date)                       Financial Officer

                               EXHIBIT 11
              STATEMENT RE  COMPUTATION OF PER SHARE EARNINGS

                           POLAROID CORPORATION
                COMPUTATION OF EARNINGS PER COMMON SHARE
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                         SECOND QUARTER, 1994





PRIMARY COMPUTATION

Net earnings per statement of earnings                      $ 29.2
                                                            ======
Weighted average number of common
stock equivalents                                               .4

Weighted average number of common
shares outstanding                                            46.6
                                                            ------
                                                              47.0
                                                            ======
Primary earnings per common share                           $  .62
                                                            ======

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                             SECOND QUARTER, 1994




FULLY DILUTED COMPUTATION

Net earnings per statement of earnings                          $ 29.2

Add:  effect of after-tax interest expense
      on convertible debentures                                    1.7
                                                                ------
Net earnings, as adjusted                                       $ 30.9
                                                                ======
Weighted average number of common
shares outstanding                                                46.6

Weighted average number of common
stock equivalents                                                   .4

Add:  effect of converting 8% debentures
      into common stock                                            4.3  (A)
                                                                ------

                                                                  51.3
                                                                ======
Fully diluted earnings per common share                         $  .60
                                                                ======


(A) Assumes conversion of convertible debentures at a price of $32.50 per common share in accordance with the convertible debenture exchange agreement.

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                     SIX MONTHS ENDED JULY 3, 1994



PRIMARY COMPUTATION

Net earnings per statement of earnings                      $ 30.6
                                                            ======
Weighted average number of common
stock equivalents                                               .4

Weighted average number of common
shares outstanding                                            46.8
                                                            ------
                                                              47.2
                                                            ======
Primary earnings per common share                           $  .65
                                                            ======

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                     SIX MONTHS ENDED JULY 3, 1994




FULLY DILUTED COMPUTATION

Net earnings per statement of earnings                          $ 30.6

Add:  effect of after-tax interest expense
      on convertible debentures                                    3.4
                                                                ------
Net earnings, as adjusted                                       $ 34.0
                                                                ======
Weighted average number of common
shares outstanding                                                46.6

Weighted average number of common
stock equivalents                                                   .4

Add:  effect of converting 8% debentures
      into common stock                                            4.3  (A)
                                                                 -----

                                                                  51.3
                                                                 -----
Fully diluted earnings per common share                         $  .66  (B)
                                                                ======


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

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                           SECOND QUARTER, 1993





PRIMARY COMPUTATION

Net earnings per statement of earnings                    $  28.1  (A)
                                                          =======

Weighted average number of common
stock equivalents                                              .5


Weighted average number of common
shares outstanding                                           46.7
                                                          -------
                                                             47.2
                                                          =======

Primary earnings per common share                         $   .60  (A)
                                                          =======




(A) The net earnings and the earnings per share have been restated to reflect the adoption of Financial Accounting Standards Board Statement No. 112 "Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993.

                           POLAROID CORPORATION
           COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                           SECOND QUARTER, 1993




FULLY DILUTED COMPUTATION

Net earnings per statement of earnings                           $  28.1 (B)

Add:  effect of after-tax interest expense
      on convertible debentures                                      1.7
                                                                 -------
Net earnings, as adjusted                                        $  29.8
                                                                 =======
Weighted average number of common
shares outstanding used for primary computation                     46.7

Weighted average number of common
stock equivalents                                                     .6

Add:  effect of converting 8% debentures
      into common stock                                              4.3  (A)
                                                                  ------
Weighted average number of common shares
outstanding, as adjusted                                            51.6
                                                                  ======
Fully diluted earnings per common share                         $    .58  (B)
                                                                ========


(A) Assumes conversion of convertible debentures at a price of $32.50 per common share in accordance with the convertible debenture exchange agreement.

(B) Net earnings and earnings per share have been restated to reflect the adoption of Financial Accounting Standards Board Statement
     No. 112 "Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993.

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                     SIX MONTHS ENDED JULY 4, 1993




PRIMARY COMPUTATION

Net loss per statement of earnings                        $(115.1)  (A)
                                                          =======

Weighted average number of common
shares outstanding                                            46.7
                                                          ========

Primary loss per common share                              $ (2.47)  (A)
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

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)

Net  loss  per  statement of earnings                         $(115.1) (B)

Add:  effect of after-tax interest expense
      on convertible debentures                                   3.4
                                                               ------
Net earnings, as adjusted                                      (111.7)
                                                               ======
Weighted average number of common
shares outstanding used for primary computation                  46.7

Weighted average number of common
stock equivalents                                                  .6

Add:  effect of converting 8% debentures
       into  common  stock                                        4.3 (A)
                                                               ------
Weighted average number of common shares
outstanding, as adjusted                                         51.6
                                                              =======
Fully  diluted loss per common share                         $  (2.17)(B)(C)
                                                             ========


(A) Assumes conversion of convertible debentures at a price of $32.50 per common share in accordance with the convertible debenture exchange agreement.

(B) Net loss and loss per share have been restated to reflect the adoption of Financial Accounting Standards Board Statement No. 112 "Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993.

(C) This computation is submitted as an exhibit to the Company's Form 10-Q in accordance with Regulation S-K Item 601(b)(11), although presenting the computation is not in accord with paragraph 40 of APB Opinion 15 because the computation produces an antidilutive result.
                                         -22-

                                                          Exhibit 15







   The Board of Directors
   Polaroid Corporation


   Re:  Registration Statements No. 33-36384, No. 33-44661 and No. 33-51173

   Ladies and Gentlemen:

   With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 18, 1994, related to our review of interim financial information.

   Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

   Very truly yours,


   KPMG Peat Marwick


   Boston, Massachusetts
   August 15, 1994