Form 10-Q
period 1994-10-02
POLAROID CORP
filed 1994-11-16
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended      October 2, 1994
                                                     ---------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                 ----------     ----------
                          Commission File Number  1-4085
                                                  ------

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
                                YES  X      NO
                                   -----        -----

Shares Common Stock, $1 par value, outstanding as of November 4, 1994:
                                                           46,253,922 shares
____________________________________________________________________________


                     This document contains 26 pages.
                     Exhibit index appears on page 15

____________________________________________________________________________

                                PART I.   FINANCIAL INFORMATION
                                 Item 1. Financial Statements

                     POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Earnings (Unaudited)
             Periods ended October 2, 1994 and October 3, 1993
                   (In millions, except per share data)

                                         Third Quarter         Nine Months
                                       1994      1993***     1994      1993***
                                     ------    ------     -------    ------
Net sales:
  United States                      $296.2    $292.1      $813.4    $794.7
  International                       280.5     241.8       813.2     777.6
- -----------------------------------------------------------------------------
Total net sales                       576.7     533.9     1,626.6   1,572.3
- -----------------------------------------------------------------------------
Cost of sales                         326.0     302.5       936.0     906.2
Marketing, research, engineering
  and administrative expenses         198.0     190.1       574.2     558.0
Early retirement and other              -         -           -        44.0
- -----------------------------------------------------------------------------
Total costs                           524.0     492.6     1,510.2   1,508.2
- -----------------------------------------------------------------------------
Profit from operations                 52.7      41.3       116.4      64.1
Other income                            1.0       2.2         5.0      10.3
Interest expense                       10.3      11.2        33.4      36.2
- -----------------------------------------------------------------------------
Earnings before income taxes and
  cumulative effect of changes in
  accounting principle                 43.4      32.3        88.0      38.2
Federal, state and foreign income
  tax expense                          14.1       7.7        28.1       9.5
- -----------------------------------------------------------------------------
Earnings before cumulative effect of
  changes in accounting principle      29.3      24.6        59.9      28.7
- -----------------------------------------------------------------------------
Cumulative effect to January 1,1993
of changes in accounting principle for:
  Postretirement benefits other than
   pensions, net of tax of $85.0
   million                              -         -          -      (132.9)
  Income taxes                          -         -          -        33.6
  Postemployment benefits,net of tax
   of $12.7 million                     -         -          -       (19.9)
- -----------------------------------------------------------------------------
Net earnings/(loss)                   $29.3     $24.6      $59.9    ($90.5)
- -----------------------------------------------------------------------------
Primary earnings/(loss) per common share:
Earnings before cumulative effect of
  changes in accounting principle     $0.62     $0.52      $1.27     $0.62
Cumulative effect to January 1,1993
of changes in accounting principle for:
  Postretirement benefits other
   than pensions                        -         -          -       (2.85)
  Income taxes                          -         -          -        0.72
  Postemployment benefits               -         -          -       (0.43)
- -----------------------------------------------------------------------------
Net earnings/(loss)                   $0.62     $0.52      $1.27    ($1.94)
Fully diluted earnings per common
  share                               $0.60     $0.51      $1.26       *
- ------------------------------------------------------------------------------
Cash dividends per common share       $0.15     $0.15      $0.45     $0.45
Weighted average common shares used
  for primary earnings per share
  calculation (in thousands)         47,057**  47,427**   47,124**  46,715
Common shares outstanding at end
  of period (in thousands)           46,395    46,806     46,395    46,806
=============================================================================

* Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.
** The weighted average shares used to calculate primary earnings per common share include assumed conversion of options outstanding.
*** Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                    Condensed Consolidated Balance Sheet      (Unaudited)
                                 (In millions)


                                     October 2,    December 31,    October 3,
Assets                                    1994          1993          1993*
- -----------------------------------------------------------------------------
Current assets
Cash and cash equivalents                $78.9        $114.4         $69.6
Short-term investments                    50.6          24.5          35.0
Receivables                              536.1         557.6         471.7
Inventories:
   Raw materials                         111.2         122.9         138.9
   Work-in-process                       251.0         252.5         271.5
   Finished goods                        232.3         202.8         259.3
- -----------------------------------------------------------------------------
Total inventories                        594.5         578.2         669.7
Prepaid expenses and other assets        152.5         139.0         154.3
- -----------------------------------------------------------------------------
Total current assets                   1,412.6       1,413.7       1,400.3
- -----------------------------------------------------------------------------
Property, plant and equipment
Gross property, plant and equipment    1,993.4       1,907.8       1,874.2
Less accumulated depreciation          1,269.1       1,189.6       1,177.2
- -----------------------------------------------------------------------------
Net property, plant and equipment        724.3         718.2         697.0
- -----------------------------------------------------------------------------
Deferred tax assets                       80.5          80.4          71.8
- -----------------------------------------------------------------------------
Total assets                          $2,217.4      $2,212.3      $2,169.1
=============================================================================

Liabilities and stockholders' equity
- -----------------------------------------------------------------------------
Current liabilities
Short-term debt                          $70.6        $106.2        $135.1
Current portion of long-term debt         34.2          32.6          31.0
Payables and accruals                    253.2         243.5         224.3
Compensation and benefits                132.6         118.3         133.6
Federal, state and foreign income taxes   47.6          79.5          47.8
- -----------------------------------------------------------------------------
Total current liabilities                538.2         580.1         571.8
- -----------------------------------------------------------------------------
Long-term debt                           584.3         602.3         620.2
- -----------------------------------------------------------------------------
Accrued postretirement benefits          246.6         229.1         224.0
Accrued postemployment benefits           38.6          33.5          35.3
- -----------------------------------------------------------------------------
Common stockholders' equity
Common stock, $1 par value                75.4          75.4          75.4
Additional paid-in capital               387.2         385.6         385.3
Retained earnings                      1,641.5       1,602.0       1,569.5
Less:    Treasury stock, at cost       1,161.6       1,145.5       1,145.5
         Deferred compensation           132.8         150.2         166.9
- -----------------------------------------------------------------------------
Total common stockholders' equity        809.7         767.3         717.8
- -----------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                              $2,217.4      $2,212.3      $2,169.1
=============================================================================
* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                 POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Statement of Cash Flows   (Unaudited)
             Nine months ended October 2, 1994 and October 3, 1993
                                  (In millions)

Net cash flows from operating activities                 1994         1993 *
- -----------------------------------------------------------------------------
     Net earnings/(loss)                                $59.9       ($90.5)
     Cumulative effect of changes in accounting
      principle                                           -          119.2
     Depreciation of property, plant and equipment       89.1         76.6
     Decrease in receivables                             51.2         19.5
     Increase in inventories                            (16.3)       (83.5)
     Increase in prepaids and other assets              (10.9)       (15.0)
     Decrease in payables and accruals                  (10.2)       (13.9)
     Increase in compensation and benefits                4.3         21.1
     Decrease in federal, state and foreign income
      taxes payable                                     (33.9)        (8.9)
     Other non cash items                                51.4         27.1
- -----------------------------------------------------------------------------
     Net cash provided by operating activities          184.6         51.7
- -----------------------------------------------------------------------------

Cash flows from investing activities
- -----------------------------------------------------------------------------
     Increase/(decrease) in short-term investments      (25.6)        45.5
     Additions to property, plant and equipment         (96.6)      (118.6)
     Proceeds from sale of fixed assets                   0.2          1.1
- -----------------------------------------------------------------------------
     Net cash used by investing activities             (122.0)       (72.0)
- -----------------------------------------------------------------------------

Cash flows from financing activities
- -----------------------------------------------------------------------------
     Net increase/(decrease) in short-term
      debt (maturities 90 days or less)                 (48.4)        12.6
     Short-term debt having maturities more than 90 days
          Proceeds                                        8.9          -
          Payments                                       (8.9)         -
     Repayments of long-term debt                       (15.5)       (13.3)
     Cash dividends paid                                (21.0)       (21.0)
     Stock options exercised                              3.1          3.3
     Purchase of treasury stock                         (17.0)         -
- -----------------------------------------------------------------------------
     Net cash used by financing activities              (98.8)       (18.4)
- -----------------------------------------------------------------------------
Effect of exchange rate changes on cash                   0.7         (0.8)
- -----------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (35.5)       (39.5)

Cash and equivalents at beginning of period             114.4        109.1
- -----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $78.9        $69.6
=============================================================================

* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.

                    POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  Condensed Consolidated Statement of Changes in
                      Common Stockholders' Equity   (Unaudited)
                      Periods Ended October 2, 1994 and October 3, 1993
                                      (In millions)

                                          Third Quarter        Nine Months
                                          1994      1993*     1994      1993*
Common stock
  Balance at the beginning of the period $75.4     $75.4     $75.4     $75.4
  Balance at the end of the period        75.4      75.4      75.4      75.4
- -----------------------------------------------------------------------------
Additional paid-in capital
  Balance at the beginning of the period 386.2     384.5     385.6     379.5
   Stock options - 1993                    -        (0.2)      -         4.1
   Stock options exercised - tax benefit   0.2       -         0.1       -
   Stock options exercised                 0.8       1.0       1.5       1.7
  Balance at the end of the period       387.2     385.3     387.2     385.3
- -----------------------------------------------------------------------------
Retained earnings
  Balance at the beginning of
   the period                          1,619.0   1,551.7   1,602.0   1,680.3
      Net earnings/(loss)                 29.3      24.6      59.9     (90.5)
      Dividends declared-common stock     (7.0)     (7.0)    (21.0)    (21.0)
      ESOP dividend tax benefit received   0.2       0.2       0.6       0.7
  Balance at the end of the period     1,641.5   1,569.5   1,641.5   1,569.5
- -----------------------------------------------------------------------------
Less:
Treasury stock
  Balance at the beginning of
   the period                          1,152.1   1,146.5   1,145.5   1,147.1
      Repurchase of common shares         10.3       -        17.6       -
      Stock options exercised             (0.8)     (1.0)     (1.5)     (1.6)
  Balance at the end of the period     1,161.6   1,145.5   1,161.6   1,145.5
- -----------------------------------------------------------------------------
Deferred compensation
  Balance at the beginning of
   the period                            133.0     167.4     150.2     179.2
      Stock options - 1993                (0.2)     (0.5)     (0.7)      3.8
      Loan repayments from ESOP Trust      -         -       (16.7)    (16.1)
  Balance at the end of the period       132.8     166.9     132.8     166.9
- -----------------------------------------------------------------------------
Total common stockholders' equity       $809.7    $717.8    $809.7    $717.8
=============================================================================
* Restated for the 1993 fourth quarter adoption of FAS 112 retroactive to 01/01/93.
                                              5

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)


Basis of Presentation
- ---------------------

The condensed consolidated financial statements include the accounts of the domestic and foreign subsidiaries, all of which are wholly owned.
Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of Management, are necessary for a fair statement of the results of the interim period.

Legal Proceedings
- -----------------

Certain legal proceedings to which the Company is a party are discussed in
Part II, Item 1 of this filing on Form 10-Q.

Independent Auditors' Report
- ----------------------------

The October 2,1994 and October 3,1993 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 7.

                        Independent Auditors' Report
                        ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of October 2, 1994 and October 3, 1993, and the related condensed consolidated statements of earnings and changes in common stockholders' equity for the three-month and nine-month periods ended October 2, 1994 and October 3, 1993, and the related condensed consolidated statement of cash flows for the nine-month periods ended October 2, 1994 and October 3, 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated February 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    KPMG Peat Marwick LLP






Boston, Massachusetts
October 18, 1994

                Item 2. Management's Discussion and Analysis
                --------------------------------------------
              of Financial Condition and Results of Operations
              ------------------------------------------------

Third Quarter Results
- ---------------------

Worldwide sales in the third quarter of 1994 were $576.7 million, an 8% increase over last year's third quarter sales of $533.9 million. In the third quarter of 1994, worldwide shipments of instant cameras rose substantially compared to the same period last year. Worldwide shipments of instant film increased moderately in the third quarter of 1994 compared to the third quarter of 1993.

Total U.S. sales revenue for the 1994 third quarter increased 1% compared to 1993 third quarter sales. Instant film shipments in the U.S. in the third quarter of 1994 were down slightly compared to the same period a year ago. U.S. camera shipments rose moderately in the third quarter of 1994 with lower-priced cameras accounting for a greater share of shipments than in the third quarter of 1993, when the Company was initiating distribution of the Captiva Camera.

International sales increased 16% for the third quarter of 1994, compared with the same period of 1993. This increase is attributable to substantially higher sales of instant cameras and film to developing markets, particularly in Russia, offsetting weakness in Western Europe. Sales in Russia accounted for 18% of the international sales in the third quarter of 1994 compared to 2% in the third quarter of 1993. While the Company believes that developing markets present particularly attractive opportunities, as evidenced by the remarkable growth in the market for instant photographic products in Russia, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results.

Gross margin as a percent of sales was 43% for the third quarter of both 1994 and 1993. Marketing, research, engineering and administrative expenses for the third quarter of 1994 were $198.0 million compared to $190.1 million in the same period of 1993. Profit from operations was $52.7 million for the third quarter of 1994 compared to $41.3 million for the third quarter of 1993, an increase of 28%. This increase was primarily the result of a substantial increase in sales of high margin integral film in Russia, a reduction in manufacturing costs associated with new products and a weaker U.S. dollar, which more than offset the increased spending in High Resolution Imaging and Electronic Imaging Systems.

Other income was $1.0 million in the third quarter of 1994 compared to $2.2 million in the third quarter of 1993. Interest expense decreased to $10.3 million in the third quarter of 1994 from $11.2 million in the third quarter of 1993. This decrease was the result of a reduction of total borrowings as compared to the third quarter of 1993.

Income tax expense was $14.1 million in the 1994 third quarter compared to $7.7 million in the 1993 third quarter. The effective tax rate for the third quarter of 1994 was 32%, compared with 24% for the third quarter of 1993 which included a $3 million revaluation of deferred tax assets as a result of a change in the U.S. corporate tax rate. There were net after-tax gains of $1.5 million and $2.6 million in the third quarter of 1994 and 1993, respectively, on the translation of the balance sheet from foreign currencies to U.S. dollars.

- ---------------------------------

Net earnings for the 1994 third quarter were $29.3 million, or $.62 per common share compared with $24.6 million, or $.52 per common share for the 1993 third quarter. The 1993 third quarter net earnings and per common share amount have been restated to include the adoption of Financial Accounting Standards Board (FASB) Statement No. 112 "Employers' Accounting for Postemployment Benefits" in the fourth quarter of 1993, retroactive to January 1, 1993. Fully diluted earnings per common share were $.60 and $.51 for the third quarter of 1994 and 1993, respectively.


Nine Month Review
- -----------------

Worldwide sales for the first nine months of 1994 were $1,626.6 million, an increase of 3% from $1,572.3 million for the first nine months of 1993. During the first nine months of 1994, the Company recorded increased worldwide shipments across most major product lines, including instant cameras and film and videotapes. Conventional film sales decreased for the first nine months of 1994 as compared with the same period of 1993. U.S. sales increased 2% during the first nine months of 1994, compared to the same period in 1993. International sales increased 5% in the first nine months of 1994, compared to the same period in 1993. Sales of instant cameras and film in Russia were 12% of international sales for the first nine months of 1994 compared to 1% in the first nine months of 1993. This increase more than offset the effects of the completion of the Mexican voter registration program in the first half of 1993, and a decline in sales in Western Europe during the first nine months of 1994.

Shipments of the Helios Medical Laser Imaging System increased substantially during the first nine months of 1994 compared to the same period a year ago. While the Company currently does not expect to meet its goal of shipping several hundred units this year, it does expect to be at or near that number in terms of committed bookings. In addition, the Company's recent surveys of customer satisfaction with the Helios System continue to be very encouraging. The Company believes that difficult economic conditions surrounding the U.S. healthcare market are the primary cause of delays in the customers' decision making process for the purchase of capital equipment. In the fourth quarter of 1994, the Company began clinical testing of Helios in the new 14-inch-by-17-inch format, and will demonstrate the system at the Radiological Society of North America meeting in Chicago in December of this year. Also, during the fourth quarter, the Company intends to conduct initial field tests of the first in a new family of products for the graphic arts industry, which is scheduled to be available for sale in 1995.

Gross margin as a percent of sales was 42% for the first nine months of both 1994 and 1993. Marketing, research, engineering and administrative expenses for the first nine months of 1994 increased to $574.2 million, compared with $558.0 million in the first nine months of 1993. Profit from operations was $116.4 million for the first nine months of 1994 compared to $64.1 million for the first nine months of 1993. In the first quarter of 1993, the Company recorded charges of $40 million for an early retirement program and $4 million for the write-down of certain non-strategic assets. Excluding these special charges, profit from operations for the first nine months of 1993 would have been approximately $108.1 million, compared to $116.4 million for the first nine months of 1994, an increase of 8% in 1994. This increase was primarily the result of a substantial increase in sales of high margin integral film in Russia and a reduction in manufacturing costs associated with new products, which more than offset the effects of the completion of the Mexican voter registration program in the first half of 1993, and increased spending in High Resolution Imaging and Electronic Imaging Systems.

- -----------------------------

Other income was $5.0 million for the first nine months of 1994 compared with $10.3 million for the first nine months of 1993, which included the sale of an ancillary business. Also included in other income was a $3.3 million loss in the first nine months of 1994 compared to a $.7 million gain in the first nine months of 1993 resulting from the translation of the balance sheet from foreign currencies to U.S. dollars. Interest expense for the first nine months of 1994 decreased to $33.4 million from $36.2 million in the first nine months of 1993. This decrease was the result of a reduction of total borrowings over the period.

Income tax expense was $28.1 million in the first nine months of 1994 compared with $9.5 million in the first nine months of 1993. The increase in tax expense was due to higher income in 1994 compared to 1993 which was depressed as a result of the early retirement charge in 1993. The effective tax rate was 32% for the first nine months of 1994, compared to 25% for the same period of 1993 which included a $3 million revaluation of deferred tax assets as a result of a change in the U.S. corporate tax rate. There was a net after-tax gain of $3.3 million for the first nine months of 1994 compared with a net after-tax gain of $2.8 million for the first nine months of 1993 on the translation of the balance sheet from foreign currencies to U.S. dollars.

Net earnings for the first nine months of 1994 were $59.9 million or $1.27 per common share compared with a loss of $90.5 million or $1.94 per common share in the first nine months of 1993. Results for the first nine months of 1993 included one-time charges associated with the adoption of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and FASB Statement No. 109, "Accounting for Income Taxes". In addition, the 1993 nine month net loss and per common share amounts have been restated to include the adoption of FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits", in the fourth quarter of 1993, retroactive to January 1, 1993. Excluding the one-time accounting changes and the charge for the early retirement and other expenses, the net earnings for the first nine months of 1993 would have been approximately $54.7 million or $1.17 per share. Fully diluted earnings per common share were $1.26 for the first nine months of 1994 and were not disclosed for the first nine months of 1993 because they were greater than primary earnings per common share.


Financial Liquidity and Capital Resources
- -----------------------------------------

At October 2, 1994, the Company's cash and cash equivalents and short-term investments amounted to $129.5 million, compared to $138.9 million at December 31, 1993. In addition, working capital increased to $874.4 million at October 2, 1994 from $833.6 million at December 31, 1993. The primary source of cash for the first nine months of 1994 was profitable operations, which was more than offset by cash used in investing and financing activities. Capital spending during the first nine months of 1994 was $96.6 million, which exceeded depreciation expense of $89.1 million. Total capital expenditures in 1994 are expected to be approximately $155 million. The Company expended cash during the first nine months of 1994 to reduce total borrowings to $689.1 million at October 2, 1994 from $741.1 million at December 31, 1993, and to purchase treasury stock.

At October 3, 1993, cash and cash equivalents and short-term investments were $104.6 million and working capital was $828.5 million. The increase in the Company's liquidity position from October 3, 1993 to October 2, 1994 was primarily attributable to cash generated from profitable operations, which more than offset cash used by investing and financing activities. Capital spending during the period from October 3, 1993 to October 2, 1994 was $143.6 million, which exceeded depreciation expense of $112.8 million. The Company expended cash during the twelve month period from October 3, 1993 to October 2, 1994 to reduce total borrowings to $689.1 million at October 2, 1994 from $786.3 million at October 3, 1993, and to purchase treasury stock.

- -----------------------------------------------------

The Company maintains a $150 million five-year revolving credit facility for general corporate purposes which expires in 1999. At October 2, 1994, the entire $150 million of borrowing capacity under this facility remained available to meet working capital needs. Additional unused, uncommitted lines of credit for international and U.S. operations at October 2, 1994 were approximately $195 million and $100 million, respectively.

The Company also has $100 million of unsold debt securities remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

As of November 4, 1994, approximately 4.1 million shares had been repurchased under the Company's $150 million stock repurchase program for approximately $117 million. The timing and amounts of any future purchases under this program depend upon many factors, including market conditions, as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements.


Foreign Currency Exchange
- -------------------------

The Company generates a significant portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract foreign currency exchange movement is primarily dependent on pricing.

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At October 2, 1994 and October 3, 1993, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $70.6 million and $112.6 million, respectively.

From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a foreign exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out the borrowings and simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the forward contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The aggregate face value of these short-term foreign exchange swap contracts outstanding at October 2, 1994 and October 3, 1993, were $58.7 million and $39.2 million, respectively.

- ------------------------------------

When the Company may not have sufficient flexibility to change prices, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy options which can be exercised prior to the expiration date, nor does it write options. The Company defers premiums and any gains for its call options activity until the option exercise date. At October 2, 1994 and October 3, 1993, option contracts with a face value of $27.6 million and $7.0 million were outstanding, respectively.

The Company maintains a Monetary Control Center (the MCC), which operates under written policies and procedures defining day-to-day operating guidelines, including exposure limits, to contract for the foreign currency-denominated borrowings, foreign exchange swaps and call options described above. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's management. The MCC publishes monthly reports to the Company's management detailing the foreign currency activities it has engaged in for the prior month.


Impact of Inflation
- -------------------

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has been sufficient to offset inflation and normal cost increases. Therefore, the overall inflationary impact on earnings has been immaterial.

                         PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings
- ---------------------------

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case where the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of October 2, 1994 was $4.4 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

The Company reviews its recurring internal expenditures on environmental matters, as well as capital expenditures related to environmental compliance, on a monthly basis, and reviews its third-party expenditures on environmental matters on a quarterly basis. The Company believes that these expenditures have not had and will not have a materially adverse effect on the financial condition or operating results of the Company.

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

In addition, the Company is involved in the following legal proceedings relating to the designated sites:

In 1989, the United States of America and the Commonwealth of Massachusetts commenced actions against the Company and other PRPs in the United States District Court for Massachusetts. The plaintiffs asked for recovery under CERCLA of response costs related to the Charles George Reclamation Trust Landfill in Tyngsboro, Massachusetts. The Company has entered into a consent decree to resolve the issues raised in these actions. The consent decree was entered by the court on May 24, 1993. An appeal by non-consenting parties was filed and the district court decision was affirmed by the Court of Appeals for the First Circuit on September 13, 1994.

- -----------------

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

Item 6.  Exhibits and Reports on Form 8 - K
- -------------------------------------------

(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

      (27)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended
      October 2, 1994.

                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                -------------------------------------
                                (Registrant)






   November 14, 1994            William J. O'Neill, Jr.
   -----------------            ------------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and Chief
                                Financial Officer