Form 10-K
POLAROID CORP
filed 1995-03-30
CIK 79326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________
                      Commission File Number 1-4085

                      POLAROID CORPORATION
                      --------------------
     (Exact name of registrant as specified in its charter)
           Delaware                        04-1734655
           --------                        ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

    549 Technology Square,                    02139
       Cambridge, Mass.                    ----------
-------------------------------            (Zip Code)
(Address of principal executive
           offices)

Registrant's telephone number,
     including area code:           (617) 386-2000
                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
      Title of each class               which registered
------------------------------       -----------------------
Common Stock, par value $1 per       New York Stock Exchange
             share                   Pacific Stock Exchange

  Rights to Purchase Series A        New York Stock Exchange
   Participating Cumulative          Pacific Stock Exchange
        Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X                  No ______
                        -------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K
or any amendment to this Form 10-K.   [    ]

Aggregate market value of voting stock held by non-affiliates as of
February 3,1995:   $1,416,070,204

  Common Stock outstanding as of February 3, 1995:   45,864,622 shares

Documents incorporated by reference:
 Polaroid Corporation Annual Report to Stockholders for 1994  --  Parts
   I, II and IV
  Polaroid Corporation 1995 Proxy Statement, dated March 21, 1995  --
   Part III

                             Part I


Item 1. Business
General
Polaroid Corporation, a Delaware corporation founded in 1937, and its subsidiaries (the "Company") comprise a worldwide enterprise with 1994 sales of $2.3 billion. The Company designs, manufactures and markets a variety of products primarily in instant image recording fields. The Company's products are used in amateur and professional photography, business, industry, science, medicine and education.

Products
The Company designs, manufactures and markets worldwide a variety of products, including more than 50 different types of film and over 100 types of photographic equipment including cameras, camera backs, film holders and specialized equipment designed for a broad range of applications in photographic imaging. These include instant photographic cameras and films, videotapes, conventional films, and light polarizing filters and lenses. Major instant camera lines consist of the Polaroid Captiva, Spectra and OneStep cameras. Instant films include both integral and peel-apart films. In addition, the Company is expanding its role in the market for digital imaging products. Digital imaging products primarily include digital dry-process laser imaging products for medical, graphic arts and other business applications. Digital imaging products also include products for consumer digital imaging and desktop publishing.

The Company's new Helios 1417 Laser Imaging System was demonstrated at the Radiological Society of North America convention held in Chicago in November 1994. The Helios 1417 is currently in clinical evaluation and is expected to be available for sale in 1995. This 12-bit digital dry-process laser imaging system produces diagnostic quality, 14x17 inch transparencies and eliminates conventional silver halide film and its need for proper disposal of toxic chemicals. The Company expects major applications will include computed tomography, magnetic resonance imaging and digital X-ray. The Helios 1417 is a complement to Polaroid's 8x10 inch Helios format, introduced in 1993.

In 1994, the Company introduced its most advanced electronic identification system, the ID-4000, which electronically captures and stores photos, signatures and other data for customized tamper proof identification cards with additional security features. The Company announced it was awarded a four year extension to an existing contract to provide drivers' licenses for the Republic of the Philippines that will utilize the ID-4000 system beginning in 1995. In 1994, the states of Colorado and Texas awarded the Company five year contracts, beginning in 1994 and 1995, respectively, to provide a digital imaging drivers license program using the Polaroid ID-3000.

In June 1994, the Polaroid SprintScan 35 was introduced. This 35 mm color slide scanner automatically corrects color and sharpens the scanned image, digitizing color slides 5 to 15 times faster than comparably priced slide scanners. The SprintScan 35 is designed for desktop publishers, graphic art professionals and pre-press service bureaus.

The Company introduced the Captiva Date:+ camera, in the U.S. , in 1994. Designed with the date/time option and wireless remote control, this new Captiva generated interest among consumers and business users. The Company also introduced the OneStep Talking Camera in Europe during 1994 and in the U.S. during 1995. The OneStep Talking Camera allows users to record their own eight-second message and play it, or one of three four-second prerecorded messages, while taking photos.

Distribution
Worldwide sales of imaging products are made by the Company to photographic stores, retail, food, drug, discount and department stores, wholesalers, hospitals, original equipment manufacturers, independent agents and distributors. The Company's distributors include unrelated distributors and subsidiaries of the Company.

Competition
The worldwide market for imaging products is highly competitive in price, quality, service and product performance. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies.

Raw Materials and Supplies
Sufficient raw materials and supplies were available in 1994 to maintain operations of all manufacturing plants.

Research, Engineering and Development
The Company continues to place great emphasis on research, engineering and development. The amount expended for research, engineering and development included in marketing, research, engineering and administrative expenses was $165.7 million in 1994, compared with $160.8 million in 1993 and $154.7 million in 1992. In 1994, approximately two-thirds of the $165.7 million spent by the Company on research and engineering was allocated to digital imaging products.

Patents and Trademarks
The Company continued to obtain patents in 1994. In the judgment of the Company, its patents are important to its business. The Company also owns a number of valuable trademarks, including "Polaroid", which are important to its business.

Environmental Compliance
Approximately 12% of the Company's capital spending in 1995 will be for environmental improvement projects.

The Company, together with other parties, is currently designated a Potentially Responsible Party (PRP) by the United States Environmental Protection Agency and certain state agencies with respect to the response costs for environmental remediation at several sites. The Company believes that its potential liability with respect to any site and with respect to all sites in the aggregate will not have a materially adverse effect on the financial condition or operating results of the Company.

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of December 31, 1994 was $5.5 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Employees
The Company had 12,104 and 12,048 employees at December 31,
1994 and 1993, respectively. These figures included approximately 380 worldwide temporary employees in 1994 and approximately 250 in 1993. In addition, the Company had non-employee temporary workers in the U.S. of approximately 1,000 and 1,500 at December 31, 1994 and 1993, respectively. In January 1995, the Company adopted a plan to reduce its workforce by about 400 to 600 employees, or approximately 5% of its worldwide workforce, through an early retirement and severance program.

Information About Foreign and Domestic Operations and Significant
Customers
Please see note 13, "Segments of Business", on pages 42 and 43 of the Polaroid Corporation Annual Report to Stockholders for 1994 (the "Annual Report"). During 1994, 1993 and 1992, sales to one customer, Wal-Mart Stores, Inc., amounted to 13.7% , 11.6% and 10.5%, respectively, of the Company's total sales.

Item 2. Properties
The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts, along with administrative offices, marketing, research and engineering functions. The Cambridge properties consist of approximately 1,153,000 square feet of space, which includes space owned in fee and leased premises, under leases expiring between 1995 and 2003.*

  * All lease expiration dates are at the end of the current term for leases not containing a renewal option and the end of the last renewal term for leases containing renewal options.

Over 90% of the Company's space in the United States is located in Eastern Massachusetts (Waltham, Norwood, New Bedford, Needham, Newton, Freetown and Bedford). These communities contain sites which house essentially all of the Company's principal U.S. manufacturing facilities plus additional research and engineering functions and warehousing operations. Following is a summary description of such facilities:

                                          Approximate Space
  Location                                  (Square Feet)
  --------                                -----------------
  Waltham                                     1,666,000
  Norwood                                       788,000
  New Bedford                                   739,000
  Needham                                       598,000
  Newton                                        165,000
  Freetown                                      137,000
  Bedford                                       125,000
                                              ---------
                                              4,218,000
                                              =========

Approximately 91% of these U.S. manufacturing and warehousing facilities and the land they occupy are owned by the Company. The Newton and Bedford facilities are 100% leased and 54,000 square feet of the Waltham site and 51,000 square feet of the Needham site are leased.

The Company also currently maintains a network of three marketing and distribution centers (Atlanta, Chicago and Santa Ana) and nineteen regional sales offices in other locations throughout the U.S..

Principal manufacturing facilities outside the U.S. are located in Enschede, The Netherlands; Dumbarton, Scotland and Queretaro, Mexico. Following is a summary description of such facilities:

  Location                                Approximate Space
  --------                                   (Square Feet)
                                          -----------------
  The Netherlands                               520,000
  Scotland                                      484,000
  Mexico                                        253,000
                                              ---------
                                              1,257,000
                                              =========

Approximately 86% of these facilities are owned by the Company. This space also houses certain administrative and marketing activities. In addition, the Company manufactures cameras and printed circuit boards for cameras at locations in China and Russia.

Marketing subsidiaries or sales offices are located in England, France, Germany, Italy, Russia and nine other European countries. Additional marketing and distribution facilities are established in four other regions in the Western Hemisphere (Brazil, Canada, Mexico and Puerto
Rico) and in twenty-one locations in the Asia Pacific region (Japan -- ten locations, Australia -- five locations, Hong Kong -- three locations, China, Korea and Malaysia).

During 1994, manufacturing facilities operated at reasonable levels of production capacity, with the exception of the Company's new coating facility which was brought on line in 1994. The capacity of the facilities is sufficient to meet current demand for the Company's products.

All the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition. The facilities are suitable for the production of the Company's products.

The Company does not anticipate any difficulty in renewing outstanding leases or in finding satisfactory alternative premises.


Item 3. Legal Proceedings
Please see note 14, "Contingencies", on page 44 of the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders
None in the fourth quarter of 1994.


                                 Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
Please see the table entitled "Quarterly Financial Data" on page 47 of the Annual Report.

Item 6. Selected Financial Data
Please see the table entitled "Ten Year Financial Summary" on pages 48 and 49, inclusive, of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please see the section entitled "Management's Discussion and Analysis of Operations" on pages 21 to 26, inclusive, of the Annual Report.

Item 8. Financial Statements and Supplementary Data
Please see the section entitled "Independent Auditors' Report" on page 27, the sections entitled "Financial Statements" and "Notes to Consolidated Financial Statements" on pages 28 to 46, inclusive, and the section entitled "Supplementary Financial Information" on pages 46 to 49, inclusive, of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                            Part III

Item 10. Directors and Executive Officers of the Registrant
a) Directors - Please see the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Polaroid Corporation 1995 Proxy Statement (the "Proxy Statement").

b) Executive Officers of the Registrant - Listed below are the executive officers of the Company. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.

  Name                     Office                                  Age
-----------------------------------------------------------------------

  I. MacAllister Booth     Chairman of the Board, President and
                           Chief Executive Officer                 63
  Enrico I. Ancona         Executive Vice President                49
  Bruce B. Henry           Executive Vice President                55
  Joseph R. Oldfield       Executive Vice President                54
  William J. O'Neill, Jr.  Executive Vice President and Chief
                           Financial Officer                       52
  Satish C. Agrawal        Vice President                          51
  Graham M. Brown, Jr.     Vice President and Treasurer            59
  Richard F. deLima        Vice President, Secretary and General
                           Counsel                                 64
  James A. Ionson          Vice President and Director of
                           Research                                44
  Joseph G. Parham, Jr.    Vice President                          45

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

Mr. Ancona joined the Company in May 1994 as Executive Vice President. Prior to joining the Company, he had spent 21 years at Digital Equipment Corporation, the last eight years as a vice president.

Mr. Henry joined the Company in 1967. He was elected Vice President in 1987. He held the position of Chief Financial Officer from 1988 to 1990, and was elected to his present position as Executive Vice President in 1992. He intends to retire in April 1995.

Mr. Oldfield joined the Company in 1966. He was elected Vice President in 1987, and to his present position as Executive Vice President in 1992.

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

Dr. Ionson joined the Company in 1991 as Vice President and Director of Research. Prior to joining the Company, he was the director of the Strategic Defense Initiative Organization's Office of Innovative Science, and subsequent to this owned an advanced technology management consulting company, JDC, Inc. He has submitted his resignation, effective March 31, 1995.

Mr. Parham joined the Company in 1973. He was elected to his present position as Vice President in March 1994.

c)   Compliance With Section 16(a) of the Securities Exchange Act of 1934
     - Form 4 Reporting Obligation
      Please see the section entitled "Compliance With Section 16(a) of the Securities Exchange Act of 1934 - Form 4 Reporting Obligation" on page 15 of the Proxy Statement.

Item 11. Executive Compensation
Please see the section entitled "Executive Compensation" on pages 11 to 16, inclusive, of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Please see the section entitled "Beneficial Ownership of Shares" on pages 6 to 8, inclusive and the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
Please see the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Proxy Statement.


                                 Part IV

  Item 14. Exhibits, Financial Statement Schedules, and   Page
  Reports on Form 8-K                                      No.

  a) 1. Financial Statements
       Independent Auditors' Report                        27*
       Consolidated Statement of Earnings
         for the years ended December 31, 1994, 1993
         and 1992                                          28*
       Consolidated Balance Sheet - December 31, 1994
         and 1993                                          29*
       Consolidated Statement of Cash Flows
         for the years ended December 31, 1994, 1993
         and 1992                                          30*
       Consolidated Statement of Changes in Common
         Stockholders' Equity for the years ended
         December 31, 1994, 1993 and 1992                  31*
       Notes to Consolidated Financial Statements        32-46*
       Supplementary Financial Information (Unaudited)   46-49*

  a) 2. Financial Statement Schedule
       Independent Auditors' Report                        12
       Schedule II - Valuation and Qualifying Accounts     13

All other schedules are omitted inasmuch as they are either not required or not applicable.

   * Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report by reference, the Annual Report is not to be deemed filed as part of this report.

a) 3. Exhibits
 3.1(a) Restated Certificate of Incorporation of Polaroid Corporation as of August 20, 1973. (The Restated Certificate of Incorporation included as Exhibit 3.2(a) to Polaroid Corporation Form 10-K for the year ended December 31, 1988 as filed on March 31, 1989 is hereby incorporated herein by reference.)

 3.1(b) Amendments to the Restated Certificate of Incorporation of
        Polaroid Corporation as of May 12, 1987. (The Amendments to the Restated Certificate of Incorporation included as Exhibit 3.1 to Polaroid Corporation Form 10-Q for the quarter ended June 28, 1987 as filed on August 12, 1987 are hereby incorporated herein by reference.)

 3.1(c) Amendments to Polaroid Corporation Restated Certificate of
        Incorporation (Certificates of Designation of Series B Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Pay-in-Kind Preferred Stock) as of January 30, 1989. (The Amendments to the Restated Certificate of Incorporation included as Exhibit 3.2(c) to Polaroid Corporation Form 10-K for the year ended December 31, 1988 as filed on March 31, 1989 are hereby incorporated herein by reference.)

 3.1(d) Amendment to Polaroid Corporation Restated Certificate of
        Incorporation as of June 2, 1989. (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.1 to Polaroid Corporation Form 10-Q for the quarter ended July 2, 1989 as filed on August 13, 1989 is hereby incorporated herein by reference.)

 3.1(e) Amendment to Polaroid Corporation Restated Certificate of
        Incorporation (Certificate of Designation of Series D Cumulative Convertible Preferred Stock) as of October 31, 1991. (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.2(e) to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

 3.1(f) Amendment to Polaroid Corporation Restated Certificate of
        Incorporation (Certificates of Elimination of Series B Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Pay-In-Kind Preferred Stock) as of October 31, 1991. (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.2(f) to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

 3.2 By-Laws of Polaroid Corporation amended and restated as of February 1, 1994. (The By-Laws amended and restated included as Exhibit 3.1 to Polaroid Corporation Form 10-K for the year ended December 31, 1993 as filed on March 30, 1994 are hereby incorporated herein by reference.)

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

 4.6    Fifth Amendment dated as of October 7, 1991 to the Rights
        Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company (as successor to Morgan Shareholder Services Trust Company), as Rights Agent. (The Fifth Amendment included as Exhibit 8 to Polaroid Corporation Form 8 (Amendment No. 5 to the Form 8-A filed on September 15, 1986) as filed on October 21, 1991 is hereby incorporated herein by reference).

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

10.2* Credit Agreement (Working Capital) dated as of August 24, 1994 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein.

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

10.5* Amended and Restated Credit Agreement (ESOP Loan) dated as of
      November 29, 1994 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, ABN AMRO Bank N.V. as Co-Agent and Banks listed therein.

10.6  Trust Agreement dated April 28, 1992 between Polaroid
      Corporation and Boston Safe Deposit and Trust Company, as Trustee under the Polaroid Pension Plan. (The Agreement included as Exhibit
      10.5 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

10.7* Polaroid Executive Incentive Compensation Plan, effective
      January 1, 1994, as amended May 5, 1994.

10.8* Polaroid Executive Equalization Retirement Plan, effective
      January 1, 1994, as amended December 21, 1994.

10.9* Polaroid Officer's Compensation Exchange Plan, effective
      January 1, 1994, as amended December 21, 1994.

10.10 Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan included as Exhibit 10.10 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

10.11 The 1993 Polaroid Stock Incentive Plan, effective May 11, 1993, as amended June 1, 1993. (The Plan included as Exhibit 10.10 to Polaroid Corporation Form 10-K for the year ended December 31, 1993 as filed on March 30, 1994 is hereby incorporated herein by reference.)

10.12 Polaroid Board of Directors Stock Option Plan, executed
      February 28, 1990, effective April 1, 1990. (The Plan included as
      Exhibit 10.13 to Polaroid Corporation Form 10-K for the year ended December 31, 1989 as filed on March 30, 1990 is hereby incorporated herein by reference.)

10.13 Polaroid Board of Directors Retirement Plan, effective January
      1, 1991 as amended June 13, 1991. (The Plan included as Exhibit
      10.11 to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

10.14 Exchange Agreement dated as of October 7, 1991 between Polaroid Corporation and Corporate Partners, L.P., Corporate Offshore Partners, L.P., and State Board of Administration of Florida. (This Agreement included as Exhibit 2 to Polaroid Corporation Form 8-K as filed on October 21, 1991 is hereby incorporated herein by reference).

10.15 Amendment dated October 31, 1991 between Polaroid Corporation and Corporate Partners, L.P., Corporate Offshore Partners, L.P., and State Board of Administration of Florida, to an Exchange Agreement dated as of October 7, 1991, between the same parties. (The
      Amendment included as Exhibit 1 to Polaroid Corporation Form 8-K as filed on November 7, 1991 is hereby incorporated herein by reference).

10.16* Employment Agreement dated May 6, 1994 with Enrico I. Ancona.

10.17* Consulting Agreement dated February 17, 1995 with Bruce B.
       Henry.

10.18 Retirement and Severance Agreement dated March 31, 1993 with Sheldon A. Buckler. (The Agreement included as Exhibit 10.15 to Polaroid Corporation Form 10-K for the year ended December 31, 1993 as filed on March 30, 1994 is hereby incorporated herein by reference.)

11*    Computation of earnings per share.

13* Annual Report to Stockholders for 1994. (The Annual Report to Stockholders for 1994, except for the portions thereof which are specifically incorporated by reference in this report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report on Form 10-K).

21*    Subsidiaries.

23*    Consent of KPMG Peat Marwick LLP.

27*    Financial Data Schedule

----------------------------------
*Filed herewith.

 Exhibits are not included in copies of this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.

b)   Reports on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           POLAROID CORPORATION
                              (Registrant)
                           By   I. MACALLISTER BOOTH
                                ----------------------------------------
                                I. MACALLISTER BOOTH,  Chairman of the Board,
                                   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Chairman of the Board, President
I. MACALLISTER BOOTH     and Chief Executive Officer; Director  March 28, 1995
------------------------
I. MACALLISTER BOOTH

                         Executive Vice President and Chief
WILLIAM J. O'NEILL, JR.  Financial Officer                      March 28, 1995
------------------------
WILLIAM J. O'NEILL, JR.

RALPH M. NORWOOD         Vice President and Controller          March 28, 1995
------------------------
RALPH M. NORWOOD

YEN-TSAI FENG            Director                               March 28, 1995
------------------------
YEN-TSAI FENG

RALPH E. GOMORY          Director                               March 28, 1995
------------------------
RALPH E. GOMORY

FRANK S. JONES           Director                               March 28, 1995
------------------------
FRANK S. JONES

JOHN W. LOOSE            Director                               March 28, 1995
------------------------
JOHN W. LOOSE

JAMES D. MAHONEY         Director                               March 28, 1995
------------------------
JAMES D. MAHONEY

ALBIN F. MOSCHNER        Director                               March 28, 1995
------------------------
ALBIN F. MOSCHNER

HENRY NECARSULMER        Director                               March 28, 1995
------------------------
HENRY NECARSULMER

KENNETH H. OLSEN         Director                               March 28, 1995
------------------------
KENNETH H. OLSEN

LESTER POLLACK           Director                               March 28, 1995
------------------------
LESTER POLLACK

CHARLES P. SLICHTER      Director                               March 28, 1995
------------------------
CHARLES P. SLICHTER

RALPH Z. SORENSON        Director                               March 28, 1995
------------------------
RALPH Z. SORENSON

DELBERT C. STALEY        Director                               March 28, 1995
------------------------
DELBERT C. STALEY

ALFRED M. ZEIEN          Director                               March 28, 1995
------------------------
ALFRED M. ZEIEN

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
 POLAROID CORPORATION:

Under the date of January 31, 1995, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in
Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 4 and 11 in the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and for certain postretirement and postemployment benefits




                                                    KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 31, 1995

Polaroid Corporation and Subsidiary Companies
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1994, 1993 and 1992
(In millions)


                                   Additions
                             ----------------------
                 Balance at  Charged to  Charged to  Deductions   Balance at
  Description    Beginning   Costs and      Other    Charged to   End of
                 of Period   Expenses      Accounts  Reserves     Period
 ---------------------------------------------------------------------------
 1994

  Doubtful accounts  $15.7      $ 8.6      $    --     $ (7.5)     $16.8

  Cash discounts       7.6         --         30.0      (29.9)       7.7
 ===========================================================================
  1993

  Doubtful accounts  $11.6      $11.7      $    --     $ (7.6)     $15.7

  Cash discounts       6.6         --         29.5      (28.5)       7.6
 ==========================================================================
  1992

  Doubtful accounts  $10.4      $ 7.3      $    --     $ (6.1)     $11.6

  Cash discounts       7.0         --         28.9      (29.3)       6.6
 ==========================================================================