Form 10-Q
period 1995-04-02
POLAROID CORP
filed 1995-05-17
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        April 2, 1995
                                                -----------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------     ----------

                          Commission File Number  1-4085
                                                  ------

                         POLAROID CORPORATION
______________________________________________________________________

          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
- ----------------------------                             -----------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
______________________________________________________________________


               (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:   (6l7) 386-2000
______________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                   -------       -------

Shares of Common Stock, $1 par value, outstanding as of May 5, 1995:
  45,001,060 shares
______________________________________________________________________


                     This document contains 20 pages.
                     Exhibit index appears on page 13

______________________________________________________________________

                          PART I.   FINANCIAL INFORMATION
                         Item 1.   Financial Statements

                    POLAROID CORPORATION AND SUBSIDIARY COMPANIES Condensed Consolidated Statement of Earnings (Unaudited)
                    Periods ended April 2, 1995 and April 3, 1994
                            (In millions, except per share data)

                                                      First Quarter

                                                   1995            1994
Net sales:
         United States                             $150.2          $211.4
         International                             259.4           251.2
- ----------------------------------------------------------------------------
Total net sales                                    409.6           462.6
- ----------------------------------------------------------------------------
    Cost of sales                                  257.3           278.5
    Marketing, research, engineering
     and administrative expenses                   183.9           177.2
    Restructuring charge                           77.0                -
- ---------------------------------------------------------------------------
Total costs                                        518.2           455.7
- ---------------------------------------------------------------------------
Profit/(loss) from operations                      (108.6)         6.9
          Other income                             4.6             3.8
          Interest expense                         12.7            10.6
- ---------------------------------------------------------------------------
Earnings/(loss) before income taxes                (116.7)         0.1
          Federal, state and foreign income tax
            credit                                 (40.9)          (1.3)
- ---------------------------------------------------------------------------
Net earnings/(loss)                                ($75.8)         $1.4
===========================================================================

Primary earnings/(loss) per common share           ($1.66)         $0.03
Fully diluted earnings per common share            *               *
- --------------------------------------------------------------------------
Cash dividends per common share                    $0.15           $0.15
Weighted average common shares used for primary
          earnings per share calculation (in
            thousands)                             45,654**        47,242**
Common shares outstanding at end of period (in
    thousands)                                     45,264          46,820

===========================================================================
* Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.
** The weighted average shares used to calculate primary earnings/(loss) per common share include assumed conversion of options outstanding, as appropriate.

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Balance Sheet
                               (In millions)

                                    (Unaudited)                  (Unaudited)
                                       April 2,   December 31,    April 3,

Assets                                    1995         1994       1994
- ----------------------------------------------------------------------------
Current assets
    Cash and cash equivalents          $145.6     $143.3       $96.1
    Short-term investments             45.1       85.6         31.5
    Receivables                        415.7      541.0        488.6
    Inventories:
       Raw materials                   126.1      112.4        127.5
       Work-in-process                 247.1      231.2        259.8
       Finished goods                  308.0      233.8        236.2
- ---------------------------------------------------------------------------
    Total inventories                  681.2      577.4        623.5
    Prepaid expenses and other assets  172.1      141.4        149.6
- ---------------------------------------------------------------------------
Total current assets                   1,459.7    1,488.7      1,389.3
- ---------------------------------------------------------------------------
Property, plant and equipment:
    Gross property, plant and
       equipment                       2,066.8    2,043.4      1,933.4
    Less: accumulated depreciation     1,323.3    1,296.1      1,213.3
- ---------------------------------------------------------------------------
    Net property, plant and equipment  743.5      747.3        720.1
- ---------------------------------------------------------------------------
Deferred tax assets                    82.8       80.7         80.4
- ---------------------------------------------------------------------------
Total assets                           $2,286.0   $2,316.7     $2,189.8
==========================================================================

Liabilities and stockholders' equity
- ---------------------------------------------------------------------------
Current liabilities
    Short-term debt                    $147.1     $117.1       $102.8
    Current portion of long-term debt  35.9       35.9         32.6
    Payables and accruals              256.1      275.7        235.5
    Compensation and benefits          199.9      121.4        118.9
    Federal, state and foreign income
       taxes                           30.8       51.8         64.7
- ---------------------------------------------------------------------------
Total current liabilities              669.8      601.9        554.5
- ---------------------------------------------------------------------------
Long-term debt                         566.0      566.0        602.4
- ---------------------------------------------------------------------------
Accrued postretirement benefits        251.9      247.2        235.2
Accrued postemployment benefits        39.1       37.2         35.2
- ---------------------------------------------------------------------------
Common stockholders' equity
    Common stock, $1 par value         75.4       75.4         75.4
    Additional paid-in capital         387.6      387.2        385.8
    Retained earnings                  1,609.6    1,692.1      1,596.6
    Less:    Treasury stock, at cost   1,197.9    1,174.5      1,145.3
             Deferred compensation     115.5      115.8        150.0
- ---------------------------------------------------------------------------
    Total common stockholders' equity  759.2      864.4        762.5
- ---------------------------------------------------------------------------
Total liabilities and stockholders'    $2,286.0   $2,316.7     $2,189.8
equity
===========================================================================

                   POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Cash Flows
                Periods ended April 2, 1995 and April 3, 1994
                                 (In millions)

                                                         (Unaudited)


                                                         First Quarter

Cash flows from operating activities                   1995        1994
- -----------------------------------------------------------------------------
     Net earnings/(loss)                               ($75.8)     $1.4
     Depreciation of property, plant and equipment     33.3        30.4
     Decrease in receivables                           145.0       81.6
     Increase in inventories                           (103.8)     (45.3)
     Increase in prepaids and other assets             (28.0)      (9.8)
     Decrease in payables and accruals                 (35.0)      (16.0)
     Increase/(decrease) in compensation and benefits  56.9        (2.3)
     Decrease in federal, state and foreign income
       taxes payable                                  (22.0)      (15.1)
     Other non cash items                              27.1        12.0
- ----------------------------------------------------------------------------
     Net cash provided/(used) by operating activities  (2.3)       36.9
- ----------------------------------------------------------------------------
Cash flows from investing activities
- ---------------------------------------------------------------------------
     (Increase)/decrease in short-term investments     40.4        (6.7)
     Additions to property, plant and equipment        (31.0)      (32.3)
- ---------------------------------------------------------------------------
     Net cash provided/(used) by investing activities  9.4         (39.0)
- ---------------------------------------------------------------------------
Cash flows from financing activities
- ----------------------------------------------------------------------------
     Net increase/(decrease) in short-term debt
       (maturities 90 days or less)                    23.6        (15.0)
     Short-term debt having maturities more than 90
       days
          Proceeds                                     -           5.8
          Payments                                     -           -
     Cash dividends paid                               (6.9)       (7.0)
     Stock options exercised                           0.8         0.4
     Purchase of treasury stock                        (23.8)      -
- ---------------------------------------------------------------------------
   Net cash used by financing activities             (6.3)       (15.8)
- ---------------------------------------------------------------------------
Effect of exchange rate changes on cash                1.5         (0.4)
- ---------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents   2.3         (18.3)

Cash and equivalents at beginning of period            143.3       114.4
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period             $145.6      $96.1
===========================================================================

                    POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Changes in
                    Common Stockholders' Equity (Unaudited)
                    Periods Ended April 2, 1995 and April 3, 1994
                                   (In millions)


                                                     First Quarter


                                                    1995       1994
    Common stock
        Balance at the beginning of the period      $75.4      $75.4
        Balance at the end of the period            75.4       75.4
- --------------------------------------------------------------------------
    Additional paid-in capital
        Balance at the beginning of the period      387.2      385.6
         Stock options exercised                    0.4        0.2
        Balance at the end of the period            387.6      385.8
- --------------------------------------------------------------------------
    Retained earnings
        Balance at the beginning of the period      1,692.1    1,602.0
            Net earnings/(loss)                     (75.8)     1.4
            Dividends declared-common stock         (6.9)      (7.0)
            ESOP dividend tax benefit received      0.2        0.2
        Balance at the end of the period            1,609.6    1,596.6
- --------------------------------------------------------------------------
Less:
    Treasury stock
        Balance at the beginning of the period      1,174.5    1,145.5
            Repurchase of common shares             23.8       -
            Stock options exercised                 (0.4)      (0.2)
        Balance at the end of the period            1,197.9    1,145.3
- -------------------------------------------------------------------------
    Deferred compensation
        Balance at the beginning of the period      115.8      150.2
            Stock options - 1993                    (0.3)      (0.2)
        Balance at the end of the period            115.5      150.0
- -------------------------------------------------------------------------
Total common stockholders' equity                   $759.2     $762.5
=========================================================================

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)


Basis of Presentation
- ---------------------
The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period.


Restructuring Charge
- --------------------
As previously announced, in the first quarter of 1995 the Company implemented a restructuring plan which resulted in a pre-tax charge of $77 million. The Company offered an early retirement program to certain qualified employees and a voluntary severance program to all employees, both of which were open from February 13, 1995 to March 31, 1995. As a result of these programs, approximately 930 employees will terminate their employment. The pre-tax costs related to the voluntary severance program were approximately $56 million. Additionally, approximately $18 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows. The functions of the terminating employees are as follows:

                                   U.S.          Non-     Total
                                                 U.S.
                                 ----------    --------  --------
 Manufacturing                      442           118       560
 Marketing, reseach,
   engineering and administrative   323            47       370
                                    ---           ---       ---
        Total                       765           165       930
                                    ===           ===       ===
Approximately 740 of these terminations and $35 million of related cash severance payments are expected to be completed in the second quarter of 1995. Approximately $13 million of additional cash severance payments are expected to be paid in the second half of 1995 with the remaining balance expected to be paid in the first quarter of 1996. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3 million for exit costs related to the shutdown of certain facilities.


Legal Proceedings
- -----------------
Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
- ----------------------------
The April 2, 1995 and April 3, 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 7.

                     Independent Auditors' Report
                     ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of April 2, 1995 and April 3, 1994, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month periods ended April 2, 1995 and April 3, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 KPMG Peat Marwick LLP




Boston, Massachusetts
April 18, 1995

             Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations
           ------------------------------------------------

First Quarter Results
- ---------------------
Worldwide sales of Polaroid Corporation and its subsidiaries decreased 11% to $409.6 million in the first quarter of 1995 compared with sales of $462.6 million in the first quarter of 1994, primarily reflecting the effect of the Company's previously-announced dealer inventory adjustment program. The focus of this program is to enable the Company to exercise better control over its distribution channels, strengthen retail sales by increasing consumer promotions, and sharply reduce the "gray market" for Polaroid products. Implementing this program in the first quarter of 1995 has caused dealer inventory levels to decline and "gray market" prices for Polaroid products to rise.

In the first quarter of 1995, the impact of the dealer inventory adjustment program on sales in the United States was in line with management's expectations. However, the impact of this program on sales in Western Europe was greater than expected. In connection with the dealer inventory adjustment program, the Company, with participating dealers, is focusing its advertising and promotions on consumers of its cameras and film. This transition is expected to be completed by the end of 1995.

In the first quarter of 1995, sales in the United States were $150.2 million, a decrease of 29% compared with $211.4 million in the first quarter of 1994. U.S. shipments of cameras, film, including instant and conventional, and videotapes in the first quarter of 1995 were substantially lower than in the first quarter of 1994. U.S. sales in the first quarter of 1995 were also affected by the fact that the Easter holiday fell in the second quarter instead of the first.

International sales increased 3% to $259.4 million in the first quarter of 1995 from $251.2 million in the same period a year ago. In the first quarter of 1995, continuing improvements in sales in emerging markets such as Russia offset the weaker than expected sales in Western Europe that resulted from the implementation of the dealer inventory adjustment program. Sales in Russia accounted for 15% of the international sales in the first quarter of 1995 compared to 9% in the first quarter of 1994. While the Company believes that emerging markets present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that emerging markets will continue to produce favorable results.

Gross margins as a percent of sales were 37% and 40% for the first quarter of 1995 and 1994, respectively. The decrease in the gross margin in the first quarter of 1995 compared with the first quarter of 1994 was primarily attributable to a significant decrease in worldwide shipments of high margin instant films. Marketing, research, engineering and administrative expenses for the first quarter of 1995 were $183.9 million compared to $177.2 million in the same period of 1994.

As previously announced, in the first quarter of 1995 the Company implemented a restructuring plan which resulted in a pre-tax charge of $77 million. The Company offered an early retirement program to certain qualified employees and a voluntary severance program to all employees, both of which were open from February 13, 1995 to March 31, 1995. As a result of these programs, approximately 930 employees will terminate their employment. The pre-tax costs related to the voluntary severance program were approximately $56 million. Additionally, approximately $18 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows.

- ---------------------------------
Approximately 740 of these terminations and $35 million of related cash severance payments are expected to be completed in the second quarter of 1995. Approximately $13 million of additional cash severance payments are expected to be paid in the second half of 1995 with the remaining balance expected to be paid in the first quarter of 1996. The savings from the severance and early retirement programs are expected to be about $46 million on an annualized basis, of which $25 million is expected to be realized in 1995. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3 million for exit costs related to the shutdown of certain facilities

Excluding the restructuring charge of $77.0 million, the 1995 first quarter loss from operations of $31.6 million was primarily the result of the dealer inventory adjustment program. With the restructuring charge, the loss from operations for the first quarter of 1995 was $108.6 million compared with a profit from operations of $6.9 million for the first quarter of 1994.

Other income was $4.6 million in the first quarter of 1995 compared with $3.8 million in the first quarter of 1994. Interest expense increased to $12.7 million in the first quarter of 1995 from $10.6 million in the first quarter of 1994 as a result of lower amounts of interest capitalized on qualifying assets.

The pre-tax loss of $116.7 million for the first quarter of 1995 generated a tax credit of $40.9 million. For the first quarter of 1994, the income tax credit of $1.3 million on pre-tax earnings of $.1 million was primarily attributable to the beneficial tax effect of foreign currency exchange. The net after-tax foreign currency gain from balance sheet translation amounted to $.1 million and $.4 million in the first quarter of 1995 and 1994, respectively.

The net loss for the 1995 first quarter was $75.8 million or $1.66 per common share compared with net earnings of $1.4 million or $.03 per common share for the first quarter of 1994. Excluding the restructuring charge, the net loss per common share would have been $.57 for the first quarter of 1995.


Financial Liquidity and Capital Resources
- -----------------------------------------
At April 2, 1995, the Company's cash and cash equivalents and short-term investments amounted to $190.7 million, compared with $ 228.9 million at December 31, 1994. In addition, working capital decreased to $789.9 million at April 2, 1995 from $886.8 million at December 31, 1994. Cash flows from investing activities for the first three months of 1995 more than offset cash used by operating activities and financing activities. The decrease in receivables and increase in inventories from December 31, 1994 to April 2, 1995 were primarily attributable to the dealer inventory adjustment program. During the first three months of 1995, capital spending was $31.0 million and depreciation expense was $33.3 million. Total capital expenditures in 1995 are expected to be approximately $165 million. The Company expended cash during the first three months of 1995 to purchase $23.8 million of treasury stock and to pay dividends to common stockholders. No cash payments were made under the Company's 1995 severance program in the first quarter of 1995. Approximately $35 million of cash payments related to this program are expected to be made in the second quarter of 1995. Approximately $13 million of additional cash severance payments are expected to be paid in the second half of 1995 with the remaining balance expected to be paid in the first quarter of 1996.

- -----------------------------------------------------
At April 3, 1994, cash and cash equivalents and short-term investments
were $127.6 million and working capital was $834.8 million.   During
the period from April 3, 1994 to April 2, 1995, cash generated from profitable operations more than offset cash used by investing and financing activities. Capital spending during the period from April 3, 1994 to April 2, 1995 was $145.4 million, which exceeded depreciation expense of $121.1 million. The Company expended cash during the twelve month period from April 3, 1994 to April 2, 1995 to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

The Company maintains a five year $150 million domestic working capital line of credit for general corporate purposes which expires in 1999. At April 2, 1995, the entire $150 million of borrowing capacity under this facility remained available to meet working capital needs. Additional unused, uncommitted lines of credit for international operations at April 2, 1995 were $155.0 million. The Company also has $100 million of unsold debt securities remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

As of January 1, 1995, the Company had an unexpended balance of $25.4 remaining from its prior stock repurchase program. In January 1995, the Board of Directors approved a program to repurchase an additional $100 million of the Company's common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). In the first quarter of 1995, the Company repurchased 766,700 shares for $23.8 million leaving an unexpended balance of $101.6 million as of April 2, 1995. The timing and amounts of any future purchases under these programs depend upon many factors, including market conditions, as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements.


Foreign Currency Exchange
- -------------------------
The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract foreign currency exchange movement is primarily dependent on pricing.

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At April 2, 1995 and April 3, 1994, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $123.2 million and $96.8 million, respectively.

- -------------------------------------
From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a foreign exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out the borrowings and simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. The aggregate notional value of these short-term foreign exchange swap contracts outstanding at April 2, 1995 and April 3, 1994 was $17.3 million and $45.6 million, respectively.

When the Company may not have sufficient flexibility to change prices, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. At April 2, 1995, option contracts with a notional value of $139.2 million were outstanding.
No option contracts were outstanding at April 3, 1994.

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


Impact of Inflation
- -------------------
Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.

                      PART II.  OTHER INFORMATION

                      Item 1. - Legal Proceedings
                      ---------------------------

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of April 2, 1995 was $5.5 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Federal law provides that PRPs may be held jointly and severally liable for response costs. Based on current estimates of those costs and after consideration of the potential estimated liabilities of other PRPs with respect to those sites and their respective estimated levels of financial responsibility, the Company does not believe its potential liability will be materially enlarged by the fact that the liability is joint and several.

The Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------
(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

      (27)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended April
      2, 1995.

                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ------------------------------------
                                (Registrant)






   May 15, 1995                 William J. O'Neill, Jr.
   ------------                 ------------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer