Form 10-Q
period 1995-07-02
POLAROID CORP
filed 1995-08-15
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended        July 2, 1995
                                                      --------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from__________to _________

                          Commission File Number  1-4085

                              POLAROID CORPORATION
________________________________________________________________________________

          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
          -----------                                       ----------
(State or other jurisdiction                        (I.R.S.Employer
incorporation or organization)                    Identification No.)

                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
________________________________________________________________________________
                (Address of principal executive offices)         (Zip Code)

          Registrant's telephone number, including area code:    (6l7) 386-2000
________________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                     ----        ----
Shares of Common Stock, $1 par value, outstanding as of July 21, 1995:
  45,188,623 shares
________________________________________________________________________________

                     This document contains 25 pages.
                    Exhibit index appears on page 14
________________________________________________________________________________

                    PART I.   FINANCIAL INFORMATION
                     Item 1.   Financial Statements

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
             Condensed Consolidated Statement of Earnings    (Unaudited)
               Periods ended JULY 2, 1995 and JULY 3, 1994
                   (In millions, except per share data)


                                     Second Quarter             Six Months
                                    1995       1994         1995       1994
                                    ----       ----         ----       ----
Net sales:
         United States             $271.7     $305.8       $421.9     $517.2
         International              300.8      281.5        560.2      532.7
-----------------------------------------------------------------------------
Total net sales                     572.5      587.3        982.1    1,049.9
----------------------------------------------------------------------------
         Cost of sales              321.3      331.5        579.0      610.0

         Marketing, research, engineering and
         administrative expenses    210.1      199.0        393.6      376.2

         Restructuring charge         -         -            77.0       -
-------------------------------------------------------------------------------
Total costs                         531.4      530.5      1,049.6      986.2
-------------------------------------------------------------------------------
Profit/(loss) from operations        41.1       56.8        (67.5)      63.7

         Other income                 4.4        0.2          9.0        4.0

         Interest expense            13.4       12.5         26.1       23.1
-------------------------------------------------------------------------------

Earnings/(loss) before income taxes  32.1       44.5        (84.6)      44.6

         Federal, state and foreign income
            tax expense/(credit)      9.2       15.3        (31.7)      14.0
--------------------------------------------------------------------------------
Net earnings/(loss)                 $22.9      $29.2       ($52.9)     $30.6
================================================================================
Primary earnings/(loss)
        per common share            $0.50      $0.62       ($1.17)     $0.65

Fully diluted earnings
        per common share            $0.49      $0.60            *          *
--------------------------------------------------------------------------------

Cash dividends per common share     $0.15      $0.15        $0.30      $0.30

Weighted average common shares used for primary
    earnings per share
        calculation (in thousands)  45,878 **  47,032 **    45,404 **  47,152 **

Common shares outstanding at
    end of period (in thousands)    45,183     46,629       45,183     46,629

================================================================================

* Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.

** The weighted average shares used to calculate primary earnings per common share include assumed conversion of options outstanding, as appropriate.

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                     Condensed Consolidated Balance Sheet
                               (In millions)

                                           (Unaudited)              (Unaudited)
                                              July 2,   December 31,   July 3,
Assets                                          1995       1994        1994
-------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                  $45.3      $143.3       $108.4
     Short-term investments                      15.2        85.6         22.3
     Receivables                                494.1       541.0        535.3
     Inventories:
        Raw materials                           130.3       112.4        118.4
        Work-in-process                         266.5       231.2        250.2
        Finished goods                          318.0       233.8        241.2
-------------------------------------------------------------------------------
     Total inventories                          714.8       577.4        609.8
     Prepaid expenses and other assets          176.1       141.4        157.2
-------------------------------------------------------------------------------
Total current assets                          1,445.5     1,488.7      1,433.0
-------------------------------------------------------------------------------
Property, plant and equipment
     Gross property, plant and equipment      2,094.5     2,043.4      1,961.7
     Less accumulated depreciation            1,338.7     1,296.1      1,241.6
-------------------------------------------------------------------------------
     Net property, plant and equipment          755.8       747.3        720.1
-------------------------------------------------------------------------------
Deferred tax assets                              82.8        80.7         80.5
-------------------------------------------------------------------------------
Total assets                                 $2,284.1    $2,316.7     $2,233.6
===============================================================================

Liabilities and stockholders' equity
-------------------------------------------------------------------------------
Current liabilities
     Short-term debt                           $190.6      $117.1       $126.0
     Current portion of long-term debt           37.8        35.9         34.2
     Payables and accruals                      267.3       275.7        253.3
     Compensation and benefits                  124.6       121.4        110.8
     Federal, state and foreign income taxes     30.4        51.8         52.0
-------------------------------------------------------------------------------
Total current liabilities                       650.7       601.9        576.3
-------------------------------------------------------------------------------
Long-term debt                                  546.9       566.0        584.2
-------------------------------------------------------------------------------
Accrued postretirement benefits                 256.6       247.2        240.7

Accrued postemployment benefits                  40.9        37.2         36.9
-------------------------------------------------------------------------------

Common stockholders' equity
     Common stock, $1 par value                  75.4        75.4         75.4
     Additional paid-in capital                 391.8       387.2        386.2
     Retained earnings                        1,625.9     1,692.1      1,619.0
     Less:    Treasury stock, at cost         1,206.3     1,174.5      1,152.1
              Deferred compensation              97.8       115.8        133.0
-------------------------------------------------------------------------------
     Total common stockholders' equity          789.0       864.4        795.5
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $2,284.1    $2,316.7     $2,233.6
===============================================================================

     POLAROID CORPORATION AND SUBSIDIARY COMPANIES
     Condensed Consolidated Statement of Cash Flows
     Six Months Ended July 2, 1995 and July 3, 1994           (Unaudited)
      (In millions)

Cash flows from operating activities                         1995     1994
----------------------------------------------------------------------------
     Net earnings/(loss)                                    ($52.9)   $30.6
     Depreciation of property, plant and equipment            67.5     60.0
     Decrease in receivables                                  74.7     46.5
     Increase in inventories                                (137.3)   (31.5)
     Increase in prepaids and other assets                   (31.2)   (16.4)
     Decrease in payables and accruals                       (48.1)    (6.0)
     Decrease in compensation and benefits                    (1.5)   (14.3)
     Decrease in federal, state and foreign
                income taxes payable                         (21.7)   (29.3)
     Other non cash items                                     53.7     41.0
-----------------------------------------------------------------------------
     Net cash provided/(used) by operating activities        (96.8)    80.6
-----------------------------------------------------------------------------


Cash flows from investing activities
-----------------------------------------------------------------------------
     Decrease in short-term investments                       70.3      2.7
     Additions to property, plant and equipment              (79.0)   (62.2)
     Proceeds from sale of fixed assets                        1.6      0.1
-----------------------------------------------------------------------------
     Net cash used by investing activities                    (7.1)   (59.4)
-----------------------------------------------------------------------------


Cash flows from financing activities
-----------------------------------------------------------------------------
     Net increase in short-term debt
         (maturities 90 days or less)                          64.4      6.2
     Short-term debt having maturities more than 90 days
         Proceeds                                              -         8.9
         Payments                                              -        (6.1)
     Repayments of long-term debt                             (17.5)   (16.7)
     Cash dividends paid                                      (13.6)   (14.0)
     Stock options exercised                                    7.3      1.4
     Purchase of treasury stock                               (35.3)    (7.3)
-----------------------------------------------------------------------------
     Net cash provided/(used) by financing activities           5.3    (27.6)
-----------------------------------------------------------------------------

Effect of exchange rate changes on cash                         0.6      0.4
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (98.0)    (6.0)

Cash and equivalents at beginning of period                   143.3    114.4
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $45.3   $108.4
=============================================================================

           POLAROID CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statement of Changes in Common Stockholders' Equity Periods Ended July 2, 1995 and July 3, 1994
                                                      (Unaudited)
                            (In millions)

                                           Second Quarter        Six Months
                                            1995    1994        1995     1994
                                         -------  -------     ------   ------
Common stock
   Balance at the beginning of the period  $75.4   $75.4       $75.4    $75.4
                                         -------  -------     ------   ------
   Balance at the end of the period         75.4    75.4        75.4     75.4
-------------------------------------------------------------------------------
Additional paid-in capital
   Balance at the beginning of the period  387.6   385.8       387.2    385.6
   Stock options exercised - tax benefit     1.0    (0.1)        1.0     (0.1)
   Stock options exercised                   3.2     0.5         3.6      0.7
                                          ------   -------   -------   ------
   Balance at the end of the period        391.8   386.2       391.8    386.2
----------------- ------------------------------------------------------------
Retained earnings
   Balance at the beginning
              of the period              1,609.6  1,596.6     1,692.1   1,602.0
   Net earnings/(loss)                      22.9    29.2       (52.9)    30.6
   Dividends declared-common stock          (6.7)   (7.0)      (13.6)   (14.0)
   ESOP dividend tax benefit received        0.1     0.2         0.3      0.4
                                         -------   -------     -------   ------
   Balance at the end of the period      1,625.9  1,619.0     1,625.9  1,619.0
-------------------------------------------------------------------------------

Less:

Treasury stock
   Balance at the beginning of
                the period               1,197.9  1,145.3     1,174.5  1,145.5
      Repurchase of common shares           11.5     7.3        35.3      7.3
      Stock options exercised               (3.1)   (0.5)       (3.5)    (0.7)
                                        --------  -------   --------    -------
   Balance at the end of the period      1,206.3  1,152.1     1,206.3  1,152.1
------------------------------------------------------------------------------

Deferred compensation
   Balance at the beginning of the period  115.5   150.0       115.8    150.2
       Stock options - 1993                 (0.2)   (0.3)       (0.5)    (0.5)
       Loan repayment from ESOP Trust      (17.5)  (16.7)      (17.5)   (16.7)
                                          ------   ------      -----   -------
   Balance at the end of the period         97.8   133.0        97.8    133.0
------------------------------------------------------------------------------

Total common stockholders' equity         $789.0  $795.5      $789.0   $795.5
==============================================================================

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)


Basis of Presentation
---------------------
The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period.


Restructuring Charge
--------------------
In the first quarter of 1995, the Company implemented a restructuring plan which resulted in a pre-tax charge of $77 million. The Company offered an early retirement program to certain qualified employees and a voluntary severance program to all employees, both of which were open from February 13, 1995 to March 31, 1995. As a result of these programs, approximately 930 employees terminated or will terminate their employment. The pre-tax costs related to the voluntary severance program were approximately $56 million. Additionally, approximately $18 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows. The functions of the terminating employees are as follows:

                                   U.S.          Non-     Total
                                                 U.S.
                                    ---           ---     ---
   Manufacturing                    442           118     560
   Marketing, research,
   engineering and administrative   323            47     370
                                    ---           ---     ---
            Total                   765           165     930
                                    ===           ===     ===
By the end of the second quarter of 1995, 726 of these terminations and $35 million of related cash severance payments were completed. Approximately $6 million of additional cash severance payments are expected to be paid in each of the third and fourth quarters of 1995 with approximately $9 million expected to be paid in the first quarter of 1996. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3 million for exit costs related to the shutdown of certain facilities.


Legal Proceedings
-----------------
Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------
The July 2, 1995 and July 3, 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 7.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of July 2, 1995 and July 3, 1994, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month and six-month periods ended July 2, 1995 and July 3, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                               KPMG Peat Marwick LLP


Boston, Massachusetts
July 18, 1995

             Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations
          -------------------------------------------------

Second Quarter Results
----------------------
Worldwide sales of Polaroid Corporation and its subsidiaries decreased 3% to $572.5 million in the second quarter of 1995 compared to sales of $587.3 million in the second quarter of 1994. In the second quarter of 1995, worldwide shipments of instant cameras decreased substantially and worldwide shipments of instant film decreased slightly compared to the same period last year. As indicated in a June 27, 1995 letter to stockholders, the decrease in sales mainly reflected the impact of the Company's dealer inventory adjustment program, which began in the first quarter of 1995. The negative impact of this program was greater than management had anticipated in both the first and second quarters of 1995.

The focus of the dealer inventory adjustment program is to enable the Company to exercise better control over its distribution channels, strengthen retail sales by increasing consumer promotions, and sharply reduce the "gray market" for Polaroid products. In connection with the dealer inventory adjustment program, the Company, with participating dealers, is focusing its advertising and promotions on consumers of its cameras and film. This dealer inventory adjustment process is expected to be completed by the end of 1995 and to enhance profitability in subsequent years.

In the second quarter of 1995, sales in the United States were $271.7 million, a decrease of 11% compared with $305.8 million in the second quarter of 1994.
U.S. shipments of instant cameras and film in the second quarter of 1995 were significantly lower than in the second quarter of 1994. Data derived from independent sources indicate that U.S. retail sales by businesses and consumers of instant integral film rose slightly in the second quarter of 1995 compared to the second quarter of 1994, while instant camera sales were down moderately.

International sales increased 7% to $300.8 million in the second quarter of 1995 from $281.5 million in the same period a year ago. In emerging markets, especially Russia, sales of instant cameras and instant film in the second quarter of 1995 increased substantially compared to the second quarter of 1994. The effect of currency translation on international sales was somewhat favorable. These increases were offset partly by decreased unit shipments of instant cameras and instant film in Japan, where the Company has switched to direct distribution to dealers, and in Germany, where the dealer inventory adjustment program is having a negative impact. Sales in Russia accounted for 12% of the international sales in the second quarter of 1995 compared to 8% in the second quarter of 1994. While the Company believes that emerging markets present particularly attractive opportunities, such markets tend to be considerably less stable than more established markets. There can be no assurance that emerging markets will continue to produce favorable results.

Gross margins as a percent of sales were 44% for the second quarter of both 1995 and 1994. Marketing, research, engineering and administrative expenses for the second quarter of 1995 were $210.1 million compared to $199.0 million in the same period of 1994. Profit from operations for the second quarter of 1995 was $41.1 million compared to $56.8 million in the second quarter of 1994. The 1995 second quarter profit from operations was impacted by volume-related effects of the dealer inventory adjustment program and increased marketing expenses in emerging markets and for the new graphic imaging business.

----------------------------------
Other income was $4.4 million in the second quarter of 1995 compared with $0.2 million in the second quarter of 1994. Included in other income was a foreign currency gain of $0.3 million from balance sheet translations in the second quarter of 1995 compared to a foreign currency loss of $1.8 million in the same period last year. Interest expense increased to $13.4 million in the second quarter of 1995 from $12.5 million in the second quarter of 1994 primarily as a result of lower amounts of interest capitalized on qualifying assets.

Income tax expense was $9.2 million in the 1995 second quarter compared to $15.3 million in the 1994 second quarter. The effective tax rate for the second quarter of 1995 was 29%, compared with 34% for the second quarter of 1994. The net after-tax foreign currency gain from balance sheet translation amounted to $2.0 million and $1.4 million in the second quarter of 1995 and 1994, respectively.

Net earnings for the second quarter of 1995 were $22.9 million compared to $29.2 million in the same period of 1994. Primary earnings per common share were $0.50 for the second quarter of 1995 compared to $0.62 in the same period a year ago. Fully diluted earnings per common share were $0.49 and $0.60 in the second quarter of 1995 and 1994, respectively.


Six Month Review
----------------
Worldwide sales for the first six months of 1995 decreased 6% to $982.1 million from $1.05 billion for the first six months of 1994, primarily reflecting the effects of the Company's dealer inventory adjustment program initiated in the first quarter of 1995. In the first half of 1995, worldwide shipments of instant cameras decreased substantially and worldwide shipments of instant film decreased moderately compared to the same period last year. U.S. sales decreased 18% during the first six months of 1995 compared to the same period in 1994. In the first half of 1995, instant camera and film shipments in the U.S. were substantially lower than in the first half of 1994. International sales increased 5% in the first six months of 1995, compared to the same period in 1994. Sales of instant cameras and film in Russia were 13% of international sales for the first six months of 1995 compared to 9% in the first six months of 1994.

Gross margin as a percent of sales was 41% for the first six months of 1995 and 42% for the first six months of 1994. In the first half of 1995, the gross margin was impacted by volume-related effects of the dealer inventory adjustment program. The 1994 first half gross margin was affected by planned costs associated with the start-up of the Company's major new coating facility and the manufacturing scale-up of the Helios 810 Medical Laser Imaging System. Marketing, research, engineering and administrative expenses for the first six months of 1995 increased to $393.6 million compared to $376.2 million in the first six months of 1994. This increase primarily reflects increased marketing expenses in emerging markets and for the new graphic imaging business.

As previously reported, in the first quarter of 1995 the Company implemented a restructuring plan which resulted in a pre-tax charge of $77 million. The Company offered an early retirement program to certain qualified employees and a voluntary severance program to all employees, both of which were open from February 13, 1995 to March 31, 1995. As a result of these programs, approximately 930 employees terminated or will terminate their employment. The pre-tax costs related to the voluntary severance program were approximately $56 million. Additionally, approximately $18 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows.

----------------------------
By the end of the second quarter of 1995, 726 of these terminations and $35 million of related cash severance payments were completed. Approximately $6 million of additional cash severance payments are expected to be paid in each of the third and fourth quarters of 1995 with approximately $9 million expected to be paid in the first quarter of 1996. The savings from the severance and early retirement programs are expected to be approximately $46 million on an annualized basis,with $25 million expected to be realized in 1995. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3 million for exit costs related to the shutdown of certain facilities

The loss from operations for the first half of 1995 was $67.5 million compared to a profit from operations of $63.7 million for the first half of 1994. The 1995 first half loss from operations included a $77.0 million first quarter restructuring charge and was also impacted by volume-related effects of the dealer inventory adjustment program and increased marketing expenses in emerging markets and for the new graphic imaging business.

Other income was $9.0 million for the first six months of 1995 compared to $4.0 million for the first six months of 1994. Included in other income was a foreign currency loss of $3.4 million from balance sheet translation in the first half of 1994. The Company did not incur any foreign currency gain/loss from balance sheet translation in the first half of 1995. Interest expense increased to $26.1 million in the first six months of 1995 from $23.1 million in the same period in 1994 primarily as a result of lower amounts of interest capitalized on qualifying assets.

The pre-tax loss of $84.6 million for the first six months of 1995 generated a tax credit of $31.7 million. Income tax expense for the first six months of 1994 was $14.0 million, resulting in an effective tax rate of 31%. The net after-tax foreign currency gain from balance sheet translation amounted to $2.1 million and $1.8 million in the first half of 1995 and 1994, respectively.

The net loss for the first six months of 1995 was $52.9 million or $1.17 per common share compared with net earnings of $30.6 million or $.65 per common share for the first half of 1994. Excluding the restructuring charge, the net loss per common share would have been $.06 for the first half of 1995.


Financial Liquidity and Capital Resources
-----------------------------------------
At July 2, 1995, the Company's cash and cash equivalents and short-term investments amounted to $60.5 million, compared with $228.9 million at December 31, 1994. In addition, working capital decreased to $794.8 million at July 2, 1995 from $886.8 million at December 31, 1994. Net cash used by operating activities of $96.8 million during the first six months of 1995 was impacted by an increase in inventories partly offset by a decrease in receivables, which were primarily attributable to the dealer inventory adjustment program. Cash payments of $35 million were made under the Company's 1995 severance program in the first half of 1995. Approximately $12 million of additional cash severance payments are expected to be paid in the second half of 1995 with approximately $9 million expected to be paid in the first quarter of 1996. During the first six months of 1995, capital spending was $79.0 million and depreciation expense was $67.5 million. Total capital expenditures in 1995 are expected to be approximately $165 million. The Company expended cash during the first six months of 1995 to purchase $35.3 million of treasury stock and to pay dividends to common stockholders.

-----------------------------------------------------
At July 3, 1994, cash and cash equivalents and short-term investments were
$130.7 million and working capital was $856.7 million.   During the period from
July 3, 1994 to July 2, 1995, cash used by investing and financing activities more than offset cash provided by operating activities. Cash provided by operating activities was affected by an increase in inventories partly offset by a decrease in receivables, which were primarily attributable to the dealer inventory adjustment program. Cash payments of $35 million were made under the Company's 1995 severance program in the first half of 1995. Approximately $12 million of additional cash severance payments are expected to be paid in the second half of 1995 with approximately $9 million expected to be paid in the first quarter of 1996. Capital spending during the period from July 3, 1994 to July 2, 1995 was $163.5 million, which exceeded depreciation expense of $125.7 million. The Company expended cash during the twelve month period from July 3, 1994 to July 2, 1995 to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

The Company maintains a five year $150 million domestic working capital line of credit for general corporate purposes which expires in 1999. As of July 2, 1995, the entire $150 million of borrowing capacity under this facility remained available to meet working capital needs. Additional unused, uncommitted lines of credit for U.S. and international operations were $95 million and $128 million, respectively, at July 2, 1995. The Company also has $100 million of unsold debt securities remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

In the second quarter of 1995, the Company repurchased 327,304 shares for $11.5 million. As of July 2, 1995, the unexpended balance under the Company's $100 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $90.1 million. The timing and amounts of any future purchases under these programs depend upon many factors, including market conditions, as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements.


Foreign Currency Exchange
-------------------------
The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract foreign currency exchange movement is primarily dependent on pricing.

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At July 2, 1995 and July 3, 1994, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $159.5 million and $118.5 million, respectively.

-------------------------------------
From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a foreign exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out the borrowings and simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. The aggregate notional value of these short-term foreign exchange swap contracts outstanding at July 2, 1995 and July 3, 1994 was $17.0 million and $29.0 million, respectively.

When the Company may not have sufficient flexibility to change prices, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. At July 2, 1995, option contracts with a notional value of $91.4 million were outstanding. No option contracts were outstanding at July 3, 1994.

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


Impact of Inflation
-------------------
Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of July 2, 1995 was $5.2 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

           Item 4.  Submission of Matters to Vote of Security Holders
           ----------------------------------------------------------

On May 16, 1995 the Company held its annual meeting of stockholders. The owners of approximately 90% of the shares of common stock outstanding were present either in person or by proxy. The following are the voting results for the meeting:

  - the stockholders ratified the Board's appointment of KPMG Peat Marwick LLP, Independent Public Accountants, as the Company's auditors with 39,821,621 votes in favor, 555,507 votes against, 282,484 abstentions, and no broker nonvotes.

  - the stockholder proposal to amend procedures for tabulating votes on proposals submitted at stockholder's meetings was defeated with 28,387,815 votes against, 7,791,844 votes in favor, 1,075,998 abstentions, and 3,403,955 broker nonvotes.

  - the stockholders elected the nominated slate of directors to hold office until the next annual meeting with the following votes:
                                   For             Withheld
                                ---------          ----------
     I. MacAllister Booth       38,902,247          1,757,365
     Yen-Tsai Feng              38,850,967          1,808,645
     Ralph E. Gomory            39,112,167          1,547,445
     Frank S. Jones             39,035,505          1,624,107
     John W. Loose              39,088,456          1,571,156
     James D. Mahoney           39,080,537          1,579,075
     Albin F. Moschner          39,076,554          1,583,058
     Henry Necarsulmer          38,923,074          1,736,538
     Kenneth H. Olsen           39,003,084          1,656,528
     Lester Pollack             38,240,455          2,419,157
     Charles P. Slichter        38,993,442          1,666,170
     Ralph Z. Sorenson          39,073,274          1,586,338
     Delbert C. Staley          39,085,084          1,574,528
     Alfred M. Zeien            38,292,655          2,366,957


               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------

(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

      (27)    Financial Data Schedule

(b)   Reports on Form 8-K:
      There were no reports on Form 8-K during the quarter ended
      July 2, 1995.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ---------------------
                                (Registrant)



   August 15, 1995              William J. O'Neill, Jr.
                                -----------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and Chief Financial
                                Officer