Form 10-Q
period 1995-10-01
POLAROID CORP
filed 1995-11-14
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        October 1, 1995
                                               ----------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                -----------     ---------

                          Commission File Number  1-4085
                                                 --------

                             POLAROID CORPORATION
_______________________________________________________________________________

          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
-----------------------------                         -------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
_______________________________________________________________________________


                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:   (6l7)386-2000
______________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                    ------       ------

Shares of Common Stock, $1 par value, outstanding as of November 3, 1995:
  45,440,481 shares
_______________________________________________________________________________


                     This document contains 26 pages.
                     Exhibit index appears on page 15

_______________________________________________________________________________

PART I.   FINANCIAL INFORMATION
              Item 1.   Financial Statements

           POLAROID CORPORATION AND SUBSIDIARY COMPANIES
          Condensed Consolidated Statement of Earnings           (Unaudited)
        Periods ended OCTOBER 1, 1995 and OCTOBER 2, 1994
                (In millions, except per share data)


                                       Third Quarter       Nine Months
                                       1995      1994      1995      1994
                                    --------  --------  --------  --------
Net sales:
     United States                   $268.2    $296.2    $690.1    $813.4
     International                    311.8     280.5     872.0     813.2
-----------------------------------------------------------------------------
Total net sales                       580.0     576.7   1,562.1   1,626.6
-----------------------------------------------------------------------------
     Cost of sales                    320.0     326.0     899.0     936.0

     Marketing, research, engineering
        and administrative expenses   209.7     198.0     603.3     574.2

     Restructuring charge               -         -        77.0       -
-----------------------------------------------------------------------------
Total costs                           529.7     524.0   1,579.3   1,510.2
-----------------------------------------------------------------------------
Profit/(loss) from operations          50.3      52.7     (17.2)    116.4

     Other income                       0.4       1.0       9.4       5.0

     Interest expense                  12.6      10.3      38.7      33.4
-----------------------------------------------------------------------------

Earnings/(loss) before income taxes    38.1      43.4     (46.5)     88.0

     Federal, state and foreign
      income tax expense/(benefit)     14.4      14.1     (17.3)     28.1
-----------------------------------------------------------------------------
Net earnings/(loss)                   $23.7     $29.3    ($29.2)    $59.9
=============================================================================

Primary earnings/(loss)
    per common share                  $0.51     $0.62    ($0.64)    $1.27

Fully diluted earnings
    per common share                  $0.50     $0.60         *     $1.26
-----------------------------------------------------------------------------

Cash dividends per common share       $0.15     $0.15     $0.45     $0.45

Weighted average common shares
  used for primary earnings per
  share calculation (in thousands)   46,326 ** 47,057 ** 45,387 ** 47,124 **

Common shares outstanding
  at end of period (in thousands)    45,399    46,395    45,399    46,395

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

                      POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                       Condensed Consolidated Balance Sheet
                                 (In millions)


                                     (Unaudited)                 (Unaudited)
                                     October 1,    December 31,  October 2,
Assets                                  1995          1994            1994
-----------------------------------------------------------------------------
Current assets

  Cash and cash equivalents             $56.0        $143.3         $78.9
  Short-term investments                 10.7          85.6          50.6
  Receivables                           470.1         541.0         536.1
  Inventories:
     Raw materials                      149.2         112.4         111.2
     Work-in-process                    262.0         231.2         251.0
     Finished goods                     290.1         233.8         232.3
-----------------------------------------------------------------------------
  Total inventories                     701.3         577.4         594.5
  Prepaid expenses and other assets     181.9         141.4         152.5
-----------------------------------------------------------------------------
Total current assets                  1,420.0       1,488.7       1,412.6
-----------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment 2,136.4       2,043.4       1,993.4
  Less accumulated depreciation       1,366.9       1,296.1       1,269.1
-----------------------------------------------------------------------------
  Net property, plant and equipment     769.5         747.3         724.3
-----------------------------------------------------------------------------
Deferred tax assets                      82.8          80.7          80.5
-----------------------------------------------------------------------------
Total assets                         $2,272.3      $2,316.7      $2,217.4
=============================================================================


Liabilities and stockholders' equity
-----------------------------------------------------------------------------
Current liabilities

  Short-term debt                      $155.3        $117.1         $70.6
  Current portion of long-term debt      37.8          35.9          34.2
  Payables and accruals                 240.1         275.7         253.2
  Compensation and benefits             153.2         121.4         132.6
  Federal, state and foreign
        income taxes                     28.9          51.8          47.6
-----------------------------------------------------------------------------
Total current liabilities               615.3         601.9         538.2
-----------------------------------------------------------------------------
Long-term debt                          547.0         566.0         584.3
-----------------------------------------------------------------------------
Accrued postretirement benefits         254.9         247.2         246.6

Accrued postemployment benefits          42.5          37.2          38.6
-----------------------------------------------------------------------------

Common stockholders' equity

  Common stock, $1 par value             75.4          75.4          75.4
  Additional paid-in capital            398.7         387.2         387.2
  Retained earnings                   1,643.1       1,692.1       1,641.5
  Less:    Treasury stock, at cost    1,207.0       1,174.5       1,161.6
           Deferred compensation         97.6         115.8         132.8
-----------------------------------------------------------------------------
  Total common stockholders' equity     812.6         864.4         809.7
-----------------------------------------------------------------------------
Total liabilities and
    stockholders' equity             $2,272.3      $2,316.7      $2,217.4
=============================================================================

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
             Condensed Consolidated Statement of Cash Flows
         Nine Months Ended October 1, 1995 and October 2, 1994   (Unaudited)
                                  (In millions)

Cash flows from operating activities                      1995         1994
----------------------------------------------------------------------------
     Net earnings/(loss)                                ($29.2)       $59.9
     Depreciation of property, plant and equipment       100.1         89.1
     Decrease in receivables                              83.2         51.2
     Increase in inventories                            (123.9)       (16.3)
     Increase in prepaids and other assets               (40.2)       (10.9)
     Decrease in payables and accruals                   (46.0)       (10.2)
     Increase in compensation and benefits                 5.1          4.3
     Decrease in federal, state and
               foreign income taxes payable              (20.5)       (33.9)
     Other non cash items                                 59.2         51.4
----------------------------------------------------------------------------
     Net cash provided/(used) by operating activities    (12.2)       184.6
----------------------------------------------------------------------------


Cash flows from investing activities
----------------------------------------------------------------------------
     (Increase)/decrease in short-term investments        74.8        (25.6)
     Additions to property, plant and equipment         (127.1)       (96.6)
     Proceeds from sale of fixed assets                    2.1          0.2
----------------------------------------------------------------------------
     Net cash used by investing activities               (50.2)      (122.0)
----------------------------------------------------------------------------


Cash flows from financing activities
----------------------------------------------------------------------------
     Net increase/(decrease) in short-term debt
                        (maturities 90 days or less)      36.4        (48.4)

     Short-term debt having maturities more than 90 days
          Proceeds                                          -           8.9
          Payments                                          -          (8.9)

     Repayments of long-term debt                        (17.5)       (15.5)
     Cash dividends paid                                 (20.2)       (21.0)
     Stock options exercised                              16.3          3.1
     Purchase of treasury stock                          (37.3)       (17.0)
----------------------------------------------------------------------------
     Net cash used by financing activities               (22.3)       (98.8)
----------------------------------------------------------------------------

Effect of exchange rate changes on cash                   (2.6)         0.7
----------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (87.3)       (35.5)
----------------------------------------------------------------------------

Cash and equivalents at beginning of period              143.3        114.4
----------------------------------------------------------------------------

Cash and cash equivalents at end of period               $56.0        $78.9
============================================================================

         POLAROID CORPORATION AND SUBSIDIARY COMPANIES
 Condensed Consolidated Statement of Changes in Common Stockholders' Equity
       Periods Ended October 1, 1995 and October 2, 1994          (Unaudited)
                         (In millions)


                                             Third Quarter       Nine Months
                                            1995      1994      1995      1994
                                         --------  --------  --------  --------

Common stock

  Balance at the beginning of the period   $75.4     $75.4     $75.4     $75.4
                                           -----     -----     -----     -----
  Balance at the end of the period          75.4      75.4      75.4      75.4
-------------------------------------------------------------------------------

Additional paid-in capital

  Balance at the beginning of the period   391.8     386.2     387.2     385.6
    Stock options exercised - tax benefit    2.0       0.2       3.0       0.1
    Stock options exercised                  4.9       0.8       8.5       1.5
                                           -----     -----     -----     -----
  Balance at the end of the period         398.7     387.2     398.7     387.2
-------------------------------------------------------------------------------

Retained earnings

  Balance at the beginning of the period 1,625.9   1,619.0   1,692.1   1,602.0
    Net earnings/(loss)                     23.7      29.3     (29.2)     59.9
    Dividends declared-common stock         (6.6)     (7.0)    (20.2)    (21.0)
    ESOP dividend tax benefit received       0.1       0.2       0.4       0.6
                                         -------   -------   -------   -------
  Balance at the end of the period       1,643.1   1,641.5   1,643.1   1,641.5
-------------------------------------------------------------------------------

Less:

Treasury stock

  Balance at the beginning of the period 1,206.3   1,152.1   1,174.5   1,145.5
      Repurchase of common shares            4.9      10.3      40.2      17.6
      Stock options exercised               (4.2)     (0.8)     (7.7)     (1.5)
                                         -------   -------   -------   -------
  Balance at the end of the period       1,207.0   1,161.6   1,207.0   1,161.6
-------------------------------------------------------------------------------

Deferred compensation

  Balance at the beginning of the period    97.8     133.0     115.8     150.2
      Stock options - 1993                  (0.2)     (0.2)     (0.7)     (0.7)
      Loan repayment from ESOP Trust         0.0       0.0     (17.5)    (16.7)
                                            -----   -----      -----     -----
  Balance at the end of the period          97.6     132.8      97.6     132.8
-------------------------------------------------------------------------------
Total common stockholders' equity         $812.6    $809.7    $812.6    $809.7
===============================================================================

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

By the end of the third quarter of 1995, 862 of these terminations and $42 million of related cash severance payments were completed. Approximately $5 million of additional cash severance payments are expected to be paid in the fourth quarter of 1995 with approximately $9 million expected to be paid in the first quarter of 1996. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3 million for exit costs related to the shutdown of certain facilities.


Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The October 1, 1995 and October 2, 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 7.

                         Independent Auditors' Report
                            ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of October 1, 1995 and October 2, 1994, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month and nine-month periods ended October 1, 1995 and October 2, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Boston, Massachusetts
October 17, 1995

                 Item 2. Management's Discussion and Analysis
                    --------------------------------------------
               of Financial Condition and Results of Operations
                  ------------------------------------------------

Third quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries increased 1% to $580.0 million in the third quarter of 1995 compared to sales of $576.7 million in the third quarter of 1994. In the third quarter of 1995, worldwide shipments of instant cameras decreased moderately and worldwide shipments of instant film decreased slightly compared to the same period last year. Sales in the third quarter of 1995 were favorably impacted by a weaker U.S. dollar and higher film prices.

In the third quarter of 1995, sales in the United States were $268.2 million, a decrease of 9% compared with $296.2 million in the third quarter of 1994. This decline is attributable to substantially lower camera shipments and moderately lower film shipments to U.S. dealers, representing some softness in U.S. retail. The Company is planning to stimulate consumer demand with the bulk of its promotional spending coinciding with the fourth quarter holiday picture-taking season.

International sales increased 11% to $311.8 million in the third quarter of 1995 from $280.5 million in the same period a year ago. This increase is attributable to substantially higher sales in Russia, China and other emerging markets. Sales in Russia accounted for 23% of the international sales in the third quarter of 1995 compared to 18% in the third quarter of 1994. While the Company believes that emerging markets present particularly attractive opportunities, such markets tend to be considerably less stable than more established markets. There can be no assurance that emerging markets will continue to produce favorable results.

Gross margins as a percent of sales were 44.8% and 43.5% for the third quarter of 1995 and 1994, respectively. The gross margin for the third quarter of 1995 was favorably impacted by higher film prices and a weaker U.S. dollar. Marketing, research, engineering and administrative expenses for the third quarter of 1995 were $209.7 million compared to $198.0 million in the same period of 1994. Profit from operations for the third quarter of 1995 decreased to $50.3 million from $52.7 million in the third quarter of 1994 as a result of lower sales in the U.S. which more than offset the progress made in the Company's expansion into new geographic markets, including Russia and China. The decline in operating profit also reflected the infrastructure costs associated with the Company's decision to switch from third-party distribution to direct distribution to dealers in Japan. This change in distribution became effective July 1, 1995. The Company expects to benefit from this change beginning in the fourth quarter of 1995.

Other income was $0.4 million in the third quarter of 1995 compared with $1.0 million in the third quarter of 1994. Included in other income was a foreign currency loss of $0.8 million from balance sheet translations in the third quarter of 1995 compared to a foreign currency gain of $0.1 million in the same period last year. Interest expense increased to $12.6 million in the third quarter of 1995 from $10.3 million in the third quarter of 1994 primarily as a result of lower amounts of interest capitalized on qualifying assets and higher short-term borrowings.

---------------------------------

Income tax expense was $14.4 million in the 1995 third quarter compared to $14.1 million in the 1994 third quarter. The effective tax rate for the third quarter of 1995 was 38%, compared with 32% for the third quarter of 1994. The net after-tax foreign currency loss from balance sheet translation amounted to $1.6 million in the third quarter of 1995 compared to a foreign currency gain of $1.5 million in the third quarter of 1994.

Net earnings for the third quarter of 1995 were $23.7 million compared to $29.3 million in the same period of 1994. Primary earnings per common share were $0.51 for the third quarter of 1995 compared to $0.62 in the same period a year ago. Fully diluted earnings per common share were $0.50 and $0.60 in the third quarter of 1995 and 1994, respectively.

Nine Month Review
-----------------

Worldwide sales for the first nine months of 1995 decreased 4% to $1.56 billion from $1.63 billion for the first nine months of 1994. Sales in the first nine months of the current year were negatively impacted by the Company's dealer inventory adjustment program initiated in the first quarter of 1995. In the first nine months of 1995, worldwide shipments of instant cameras decreased significantly and worldwide shipments of instant film decreased moderately compared to the same period last year. U.S. sales decreased 15% during the first nine months of 1995 compared to the same period in 1994. In the first nine months of 1995, instant camera shipments in the U.S. decreased substantially and instant film shipments were down significantly compared to the first nine months of 1994. International sales in the first nine months of 1995 increased 7% to $872.0 million from $813.2 million in the same period a year ago. Sales in Russia accounted for 17% of international sales in the first nine months of 1995 compared to 12% in the first nine months of 1994.

Gross margin as a percent of sales was 42.4% for the first nine months of 1995 and 42.5% for the first nine months of 1994. Marketing, research, engineering and administrative expenses for the first nine months of 1995 increased to $603.3 million compared to $574.2 million in the first nine months of 1994. This increase primarily reflects increased marketing expenses in emerging markets and for the digital imaging businesses, as well as infrastructure costs associated with the Company's switch from third-party distribution to direct distribution to dealers in Japan.

As previously reported, in the first quarter of 1995 the Company implemented a restructuring plan which resulted in a pre-tax charge of $77.0 million. The Company offered an early retirement program to certain qualified employees and a voluntary severance program to all employees, both of which were open from February 13, 1995 to March 31, 1995. As a result of these programs, approximately 930 employees terminated or will terminate their employment. The pre-tax costs related to the voluntary severance program were approximately $56.0 million. Additionally, approximately $18.0 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows.

-----------------------------

By the end of the third quarter of 1995, 862 of these terminations and $42.0 million of related cash severance payments were completed. Approximately $5.0 million of additional cash severance payments are expected to be paid in the fourth quarter of 1995 with approximately $9.0 million expected to be paid in the first quarter of 1996. The remainder of the restructuring charge consisted of a pre-tax charge of approximately $3.0 million for exit costs related to the shutdown of certain facilities

The loss from operations for the first nine months of 1995 was $17.2 million compared to a profit from operations of $116.4 million for the first nine months of 1994. The loss from operations for the first nine months of 1995 included the $77.0 million first quarter restructuring charge and was also impacted by volume-related effects of the dealer inventory adjustment program. It also reflected increased marketing expenses in emerging markets and for the digital imaging businesses, as well as infrastructure costs associated with the Company's switch from third-party distribution to direct distribution to dealers in Japan.

Other income was $9.4 million for the first nine months of 1995 compared to $5.0 million for the first nine months of 1994. Included in other income was a foreign currency loss from balance sheet translation of $0.8 million and $3.3 million in the first nine months of 1995 and 1994, respectively. Interest expense increased to $38.7 million in the first nine months of 1995 from $33.4 million in the same period in 1994 primarily as a result of lower amounts of interest capitalized on qualifying assets and higher short-term borrowings.

The pre-tax loss of $46.5 million for the first nine months of 1995 generated a tax benefit of $17.3 million. For the first nine months of 1994, earnings before taxes were $88.0 million. Income tax expense for the first nine months of 1994 was $28.1 million, resulting in an effective tax rate of 32%. The net after-tax foreign currency gain from balance sheet translation amounted to $0.5 million and $3.3 million in the first nine months of 1995 and 1994, respectively.

The net loss for the first nine months of 1995 was $29.2 million or $.64 per common share compared with net earnings of $59.9 million or $1.27 per common share for the first nine months of 1994. Excluding the first quarter restructuring charge of $77.0 million, earnings per common share would have been $.45 for the first nine months of 1995.


Financial Liquidity and Capital Resources
-----------------------------------------

At October 1, 1995, the Company's cash and cash equivalents and short-term investments amounted to $66.7 million, compared with $228.9 million at December 31, 1994. In addition, working capital decreased to $804.7 million at October 1, 1995 from $886.8 million at December 31, 1994. Net cash used by operating activities of $12.2 million during the first nine months of 1995 was impacted by an increase in inventories partly offset by a decrease in receivables, reflecting lower shipments of instant cameras and films. Cash payments of $42.0 million were made under the Company's 1995 severance program in the first nine months of 1995. Approximately $5.0 million of additional cash severance payments are expected to be paid in the fourth quarter of 1995 with approximately $9.0 million expected to be paid in the first quarter of 1996. During the first nine months of 1995, capital spending was $127.1 million and depreciation expense was $100.1 million. Total capital expenditures in 1995 are expected to be approximately $165.0 million. The Company expended cash during the first nine months of 1995 to purchase $37.3 million of treasury stock and to pay $20.2 million of dividends to common stockholders.

-----------------------------------------------------

At October 2, 1994, cash and cash equivalents and short-term investments were
$129.5 million and working capital was $874.4 million.   During the period from
October 2, 1994 to October 1, 1995, cash used by investing and financing activities more than offset cash provided by operating activities. Cash provided by profitable operations was affected by an increase in inventories partly offset by a decrease in receivables, reflecting lower shipments of instant cameras and films. Cash payments of $42.0 million were made under the Company's 1995 severance program in the first nine months of 1995. Approximately $6.0 million of additional cash severance payments are expected to be paid in the fourth quarter of 1995 with approximately $9.0 million expected to be paid in the first quarter of 1996. Capital spending during the period from October 2, 1994 to October 1, 1995 was $177.2 million, which exceeded depreciation expense of $129.2 million. The Company expended cash during the twelve month period from October 2, 1994 to October 1, 1995 to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

The Company maintains a five year $150 million working capital line of credit for general corporate purposes which expires in 1999. As of October 1, 1995, the entire $150 million of borrowing capacity under this facility remained available to meet working capital needs. Additional available, uncommitted lines of credit for U.S. and international operations were $145.0 million and $137.1 million, respectively, at October 1, 1995. As of October 1, 1995, gross borrowings from U.S. and international uncommitted lines of credit were $15.0 million and $140.3 million, respectively. The Company also has $100 million of unsold debt securities remaining from its existing shelf registration, filed in January 1992, available for general corporate purposes. The Company's total borrowing capacity is limited by certain debt covenants.

In the third quarter of 1995, the Company repurchased 123,561 shares for $4.9 million. As of October 1, 1995, the unexpended balance under the Company's $100.0 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $85.2 million. The timing and amounts of any future purchases under these programs depend upon many factors, including market conditions, as well as the Company's business and financial condition.

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

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the

-------------------------------------

relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At October 1, 1995 and October 2, 1994, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $121.2 million and $70.6 million, respectively.

From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a foreign exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out the borrowings and simultaneously, the hedge is reinstituted through a forward contract (not exceeding nine months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. The aggregate notional value of these short-term foreign exchange swap contracts outstanding at October 1, 1995 and October 2, 1994 was $3.4 million and $58.7 million, respectively.

When the Company may not have sufficient flexibility to change prices, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. At October 1, 1995 and October 2, 1994, option contracts with a notional value of $59.4 million and $27.6 million were outstanding, respectively.

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

Recent Developments
-------------------

In October 1995, the Board of Directors elected Gary T. DiCamillo chairman and chief executive officer, effective December 1, 1995, succeeding I. MacAllister Booth, who will retire from the Company.

Mr. DiCamillo joined Black & Decker in 1986 as vice president of marketing for its U.S. Power Tools Division and was named president of the division in 1988. In early 1993, he was given the added responsibility for the entire North American Power Tool and Accessories businesses. Six months later, he was named to the position of group vice president of Black & Decker Corporation and president of its Power Tools and Accessories business.

Prior to joining Black & Decker, Mr. DiCamillo worked at Beatrice Corporation from 1983 to 1986 where he was vice president and general manager of Culligan U.S.A. From 1980 to 1983, he was a manager in McKinsey & Company's Chicago office where clients included several consumer product companies. Mr. DiCamillo joined Procter & Gamble Company directly from graduate school in 1975.

Mr. DiCamillo received his Bachelor of Science degree in chemical engineering from Rensselaer Polytechic Institute in 1973 and his MBA with honors from Harvard University in 1975.

                          PART II.  OTHER INFORMATION

                          Item 1. - Legal Proceedings
                            ----------------------------


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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of October 1, 1995 was $5.2 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

                   Item 6.  Exhibits and Reports on Form 8-K
                     ------------------------------------------

(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

      (27)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended October 1, 1995.

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






   November 13, 1995            William J. O'Neill, Jr.
   -----------------            ------------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer