Form 10-K
period 1995-12-31
POLAROID CORP
filed 1996-03-21
CIK 79326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________
                     Commission File Number 1-4085



                      POLAROID CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                        04-1734655
-------------------------------        ------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)


    549 Technology Square,
       Cambridge, Mass.                       02139
-------------------------------           ------------
(Address of principal executive            (Zip Code)
           offices)


Registrant's telephone number,
     including area code:                (617) 386-2000
                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
      Title of each class               which registered
------------------------------      ------------------------

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

                    Yes    X                  No
                       --------                  -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this 10-K or any amendment to this Form 10-K.   [  X  ]


Aggregate market value of voting stock held by non-affiliates as of
                 March 15, 1996:   $1,916,831,280
                                   --------------

  Common Stock outstanding as of March 15, 1996:   45,638,840 shares
                                                   -----------------

Documents incorporated by reference:
  Polaroid Corporation Annual Report to Stockholders for 1995 --
                                              Parts I, II and IV
  Polaroid Corporation 1996 Proxy Statement, dated March 21, 1996  --
                                              Part III

                             Part I


Item 1. Business
General
Polaroid Corporation, a Delaware corporation founded in 1937, and its subsidiaries (the "Company") comprise a worldwide enterprise with 1995 sales of $2.2 billion. The Company designs, manufactures and markets a variety of products primarily in instant image recording fields. The Company's products are used in amateur and professional photography, industry, graphic arts, science, medicine, government, and education.

Products
The Company designs, manufactures and markets worldwide a variety of products, including more than 50 different types of film and over 100 types of photographic equipment including cameras, camera backs, film holders and specialized equipment designed for a broad range of applications in photographic imaging. These include instant photographic cameras and films, videotapes, conventional films, and light polarizing filters and lenses. Major instant camera lines consist of the Polaroid Spectra and OneStep cameras. Instant films include both integral and peel-apart films. In 1995, the Company decided to limit its production of Captiva cameras to completion of work-in-process. The Company will continue to market Captiva cameras and film for the foreseeable future, as well as provide service.

In addition, the Company is continuing to develop digital imaging products. Digital imaging products primarily include digital dry-process laser imaging products for medical, graphic arts and other business applications. Digital imaging products also include products for consumer digital imaging and desktop publishing. The future prospects of the Company's new digital businesses are uncertain and they are likely to continue to affect the Company's results adversely for a few years. With regard to its medical imaging business, the Company has made very substantial expenditures to develop its Helios Laser Imaging System as a substitute for conventional transparency films used for x-ray and other medical applications and to build a new multi-use film manufacturing plant in which to manufacture Helios type transparency films, as well as graphics imaging films. Despite certain technical advantages of digital radiology and the Helios product, its ongoing costs exceed revenues. The Company is exploring the feasibility of a variety of business relationships to improve the results of its medical imaging business.

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

Raw Materials and Supplies
Sufficient raw materials and supplies were available in 1995 to maintain operations of all manufacturing plants.

Research, Engineering and Development
The Company continues to place emphasis on research, engineering and development. The amount expended for research, engineering and development included in marketing, research, engineering and administrative expenses was $165.5 million during 1995, compared with $165.7 million in 1994 and $160.8 million in 1993.

Patents and Trademarks
The Company continued to obtain patents in 1995. In the judgment of the Company, its patents are important to its business. The Company also owns a number of valuable trademarks, including "Polaroid", which are important to its business.

Environmental Compliance
Approximately 8% of the Company's capital spending in 1996 will be for environmental compliance projects.

The Company, together with other parties, is currently designated a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") and certain state agencies with respect to the response costs for environmental remediation at several sites. The Company believes that its potential liability with respect to any site and with respect to all sites in the aggregate will not have a materially adverse effect on the financial condition or operating results of the Company.

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of December 31, 1995 was $5.2 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

On December 4, 1994, the Company entered into a consent agreement with the EPA to resolve alleged violations of the Toxic Substances Control Act ("TSCA"). Under this agreement, the Company paid a civil penalty of $80,000 and agreed to conduct an internal audit of certain TSCA practices. This audit was recently completed and revealed an additional potential liability, although not yet confirmed by the EPA, estimated to be in the range between $64,000 and $89,000.

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

Employees
The Company had 11,662 and 12,104 employees at December 31, 1995 and 1994, respectively. These figures included approximately 160 worldwide temporary employees in 1995 and approximately 380 in 1994. In addition, the Company had non-employee temporary workers in the U.S. of approximately 800 and 1,000 at December 31, 1995 and 1994, respectively. The Company's December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,600 positions worldwide in 1996.

Information About Foreign and Domestic Operations and Significant
Customers
Please see note 13, "Business", on pages 44 and 45 of the Polaroid Corporation Annual Report to Stockholders for 1995 (the "Annual Report"). During 1995, 1994 and 1993, sales to one customer, Wal-Mart Stores, Inc., amounted to 10.9% , 13.7% and 11.6%, respectively, of the Company's total sales. Sales in Russia accounted for 8.8%, 6.7% and 1.1% of total sales in the 1995, 1994, and 1993, respectively. While the Company believes that emerging markets present particularly attractive opportunities, such markets tend to be considerably less stable than more established markets. There can be no assurance that emerging markets will continue to produce favorable results.

Factors That May Affect Future Results
From time to time, information and statements provided by the Company may contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as the result of a wide variety of factors, which include but are not limited to the factors and conditions set forth below. Many of the important factors below have been discussed in prior Securities and Exchange Commission filings by the Company.

The Company sells and markets its products worldwide. The worldwide market for imaging products, particularly products in electronic and medical imaging, is highly competitive in price, quality, service and product performance. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. The impact of these factors can cause varied results.

The Company is affected by retail demand for its products, particularly in the United States and Europe. Additional factors including fluctuation of foreign exchange rates, economic factors, political activity, changes in laws and regulations, particularly in the environmental arena, could affect the Company's results from operations. The Company believes the emerging markets present particularly attractive opportunities. However, such markets tend to be considerably less stable than more established markets and there can be no assurance that emerging markets will continue to produce favorable results for the Company.

The Company is continuing to develop digital imaging products for medical, graphic arts and other applications. The profits of the Company's basic instant photography business have been higher than the Company's total profit from operations due to the operating losses of these digital imaging businesses. Included in the digital imaging losses are costs associated with the Company's new coating facility which was brought on-line in 1994 and is operating at low levels of production capacity. The Company is consolidating its coating facilities, shifting capacity from some of its oldest to its newer, more efficient facilities. The timing and impact of this consolidation are uncertain. The future prospects of the Company's digital imaging businesses are uncertain and they are likely to continue to affect the Company's financial results adversely for the next few years. The Company's ability to reduce its digital imaging losses is also dependent on its ability to develop new products in a timely manner and to market them effectively. The Company continues to study the different areas of its businesses, including their cost structures, and is exploring prospects for aligning itself in various business relationships to improve financial results.


Item 2. Properties

The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts, along with administrative offices, marketing, research and engineering functions. The Cambridge properties consist of approximately 1,162,000 square feet of space, which includes space owned in fee (450,000 square feet) and leased premises (712,000 square feet), under leases expiring between 1996 and 2003.* Approximately 62% of the Company's leased premises in Cambridge, Massachusetts is related to a lease which expires in June 1999. The Company is currently reviewing its alternatives.

  * All lease expiration dates are at the end of the current term for leases not containing a renewal option and the end of the last renewal term for leases containing renewal options.

Over 90% of the Company's other space in the United States is located in Eastern Massachusetts (Waltham, Norwood, New Bedford, Needham, Newton, Freetown and Bedford). These communities contain sites which house essentially all of the Company's principal U.S. manufacturing facilities plus additional research and engineering functions and warehousing operations. Following is a summary description of such facilities:

                                          Approximate Space
  Location                                  (Square Feet)
  --------                                -----------------
  Waltham                                     1,652,000
  Norwood                                       788,000
  New Bedford                                   739,000
  Needham                                       548,000
  Newton                                        165,000
  Freetown                                      137,000
  Bedford                                       125,000
                                              ---------
                                              4,154,000
                                              =========

Approximately 92% of these U.S. manufacturing and warehousing facilities and the land they occupy are owned by the Company. The
Newton and Bedford facilities are 100% leased and 40,000 square feet of the Waltham site is leased.

The Company also currently maintains a network of three marketing and distribution centers (Atlanta, Chicago and Santa Ana) and twenty-three regional sales offices in other locations throughout the U.S.

Principal manufacturing facilities outside the U.S. are located in Enschede, The Netherlands; Dumbarton, Scotland and Queretaro, Mexico. Following is a summary description of such facilities:

                                         Approximate Space
  Location                                 (Square Feet)
  ---------------                        -----------------
  The Netherlands                               518,000
  Scotland                                      438,000
  Mexico                                        253,000
                                              ---------
                                              1,209,000
                                              =========


Approximately 91% of these facilities are owned by the Company. This space also houses certain administrative and marketing activities. In addition, the Company's joint ventures in China and Russia assemble cameras and printed circuit boards for cameras.

Marketing subsidiaries or sales offices are located in England, France, Germany, Italy, Spain, Russia and other European countries. Additional marketing and distribution facilities are established in four other regions in the Canada, Latin and South America regions (Brazil, Canada, Mexico and Puerto Rico) and in numerous locations in the Asia Pacific region (Japan, Australia, Hong Kong, China, Korea and Malaysia).

During 1995, manufacturing facilities operated at reasonable levels of production capacity, with the exception of the Company's new coating facility which was brought on line in 1994 and is operating at low levels of production capacity. The Company is consolidating its coating facilities, shifting capacity from some of its oldest to its newer, more efficient facilities. The capacity of the facilities is sufficient to meet current demand for the Company's products.

All the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition. The facilities are suitable for the production of the Company's products.

The Company does not anticipate any difficulty in renewing outstanding leases or in finding satisfactory alternative premises.


Item 3. Legal Proceedings
Please see "Environmental Compliance" under Item 1. Business, above and note 14, "Contingencies", on page 46 of the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders
None in the fourth quarter of 1995.


                                Part II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters
Please see the table entitled "Quarterly Financial Data" on page 47 of the Annual Report.

Item 6. Selected Financial Data
Please see the table entitled "Ten Year Financial Summary" on pages 48 to 49, inclusive, of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please see the section entitled "Management's Discussion and Analysis of Operations" on pages 21 to 28, inclusive, of the Annual Report.
In December 1995, the Company suspended its stock repuchase program. In March 1996, the Company resumed making stock repurchases.

Item 8. Financial Statements and Supplementary Data
Please see the section entitled "Independent Auditors' Report" on page 29, the sections entitled "Financial Statements" and "Notes to Consolidated Financial Statements" on pages 30 to 46, inclusive, and the section entitled "Supplementary Financial Information" on pages 46 to 49, inclusive, of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                            Part III

Item 10. Directors and Executive Officers of the Registrant
a) Directors - Please see the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Polaroid Corporation 1996 Proxy Statement (the "Proxy Statement").

b) Executive Officers of the Registrant - Listed below are the executive officers of the Company. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.

  Name                       Office                                 Age
---------------------------------------------------------------------------
  Gary T. DiCamillo          Chairman of the Board and Chief         45
                             Executive Officer

  Enrico I. Ancona           Executive Vice President                50

  William J. O'Neill, Jr.    Executive Vice President and Chief      53
                             Financial Officer

  Carole J. Uhrich           Executive Vice President                52

  Satish C. Agrawal          Group Vice President                    52

  Robert M. Delahunt         Senior Vice President                   61

  Graham M. Brown, Jr.       Vice President and Treasurer            60

  Richard F. deLima          Vice President, Secretary and           65
                             General Counsel

  Carl L. Lueders            Vice President and Controller           45

  Ralph M. Norwood           Vice President                          52

  Joseph G. Parham, Jr.      Vice President                          46


Mr. DiCamillo became chairman and chief executive officer of the Company, effective December 1, 1995. Prior to joining the Company, he was employed at Black & Decker Corporation since 1986, when he joined as vice president of marketing for its U.S. Power Tools Division. He was named president of the division in 1988, and in early 1993 he was given the added responsibility for the entire North American Power Tool and Accessories businesses. Six months later, he was named to the position of group vice president of Black & Decker Corporation and president of its Power Tools and Accessories business.

Mr. Ancona joined the Company in 1994 as Executive Vice President. Prior to joining the Company, he had spent 21 years at Digital
Equipment Corporation, the last eight years as a vice president.

Mr. O'Neill joined the Company in 1969. He was elected Corporate Controller in 1980, Vice President and Controller in 1982, Group Vice President in 1984, Group Vice President and Chief Financial Officer in 1990, and to his present position as Executive Vice President and Chief Financial Officer in 1992.

Ms. Uhrich joined the Company in 1966. She was elected Vice President in 1987 and to her present position as Executive Vice President in March 1996.

Mr. Agrawal joined the Company in 1971. He was elected Vice President in 1992 and to his present position as Group Vice President in March 1995.

Mr. Delahunt joined the Company in 1959. He was elected Assistant Vice President in 1975, Vice President in 1980, and to his present position as Senior Vice President in 1992.

Mr. Brown joined the Company in 1969. He was elected Corporate
Controller in 1984, Vice President and Controller in 1985, and to his present position as Vice President and Treasurer in 1989. He intends to retire in 1996.

Mr. deLima joined the Company as Secretary and Chief Resident Counsel in 1972. He was elected Vice President and Secretary in 1975, and to his present positions as Vice President, Secretary and General Counsel in 1989. He intends to retire in 1996.

Mr. Lueders joined the Company in 1979. He was elected to his present position as Vice President and Controller in January 1996.

Mr. Norwood joined the Company in 1976. He was elected Assistant Treasurer in 1987, Vice President and Treasurer in 1988, Vice President and Controller in 1989. Upon Mr. Brown's retirement, he will assume the responsibilities of Vice President and Treasurer.

Mr. Parham joined the Company in 1973. He was elected to his present position as Vice President in 1994.

Item 11. Executive Compensation
Please see the section entitled "Executive Compensation" on pages 10 to 16, inclusive, of the Proxy Statement.

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


                                Part IV

  Item 14. Exhibits, Financial Statement Schedules, and            Page
     Reports on Form 8-K                                            No.

  a) 1. Financial Statements
       Independent Auditors' Report                                 29*
       Consolidated Statement of Earnings
         for the years ended December 31, 1995, 1994 and 1993       30*
       Consolidated Balance Sheet - December 31, 1995 and 1994      31*
       Consolidated Statement of Cash Flows
         for the years ended December 31, 1995, 1994 and 1993       32*
       Consolidated Statement of Changes in Common
         Stockholders' Equity
         for the years ended December 31, 1995, 1994 and 1993       33*
       Notes to Consolidated Financial Statements                 34-46*
       Supplementary Financial Information (Unaudited)            46-49*

  a) 2. Financial Statement Schedule
       Independent Auditors' Report                                 13
       Schedule II - Valuation and Qualifying Accounts              14

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

 4.6 Supplemental Rights Agreement and Fifth Amendment dated as of October 7, 1991 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company (as successor to Morgan Shareholder Services Trust Company), as Rights Agent. (The Supplemental Rights Agreement and Fifth Amendment included as Exhibit 8 to Polaroid Corporation Form 8 (Amendment No. 5 to the Form 8-A filed on September 15,
     1986) as filed on October 21, 1991 is hereby incorporated herein by reference.)

 4.7 Sixth Amendment (previously designated as the Fifth Amendment) dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Sixth Amendment (previously designated as the Fifth Amendment) included as Exhibit 9 (previously designated as Exhibit 8) to Polaroid Corporation's Form 8 (Amendment No. 6 (previously designated as Amendment No. 5) to the Form 8-A filed on September 15, 1986) as filed on July 2, 1993 is hereby incorporated herein by reference.)

 4.8 Amendment dated as of June 30, 1993 to the Fifth Amendment dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Amendment to the Sixth Amendment included as Exhibit 10 to Polaroid Corporation's Form 8 (Supplement to Amendment No.5 and redesignation thereof as Amendment No. 6 to the Form 8-A filed on September 15, 1986) as filed on July 2, 1993 is hereby incorporated herein by reference.)

4.9 Indenture dated as of December 15, 1991 between Polaroid Corporation and The First National Bank of Boston, as Trustee, including form of Note. (The Indenture included as Exhibit 4.8 to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

10.1      Stock Purchase Agreement dated July 12, 1988 between
     Polaroid Corporation and Boston Safe Deposit and Trust Company, as Trustee under the Polaroid Stock Equity Plan. (The Stock
     Purchase Agreement included as Exhibit 10(c) to Polaroid
     Corporation Form 8-K as filed on July 22, 1988 is hereby incorporated herein by reference.)

10.2 Credit Agreement (Working Capital) dated as of August 24, 1994 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein. (The Agreement included as Exhibit 10.2 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

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

10.5 Amended and Restated Credit Agreement (ESOP Loan) dated as of November 29, 1994 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, ABN AMRO Bank N.V. as Co-Agent and Banks listed therein. (The Agreement included as Exhibit 10.5 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.6*     Amendment and Waiver dated as of December 31, 1995 with
     respect to $150,000,000 Credit Agreement, dated as of August 24, 1994.

10.7*     Amendment and Waiver dated as of December 31, 1995 with
     respect to $130,022,336 Amended and Restated Credit Agreement, dated as of November 29, 1994.

10.8*     Polaroid Executive Incentive Compensation Plan, effective
     January 1, 1995, as amended June 16, 1995.

10.9 Polaroid Executive Equalization Retirement Plan, effective January 1, 1984, as amended December 21, 1994. (The Plan included as Exhibit 10.8 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.10 Polaroid Officer's Compensation Exchange Plan, effective January 1, 1994, as amended December 21, 1994. (The Plan included as Exhibit 10.9 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.11 Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan included as Exhibit 10.10 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

10.12 The 1993 Polaroid Stock Incentive Plan, effective May 11, 1993, as amended June 1, 1993. (The Plan included as Exhibit
     10.10 to Polaroid Corporation Form 10-K for the year ended
     December 31, 1993 as filed on March 30, 1994 is hereby incorporated herein by reference.)

10.13*    Polaroid Board of Directors Stock Option Plan, as amended
     December 18, 1995. The amended Plan shall become effective as of July 25, 1995 subject to stockholder approval at the Company's Annual Meeting on May 14, 1996.

10.14 Polaroid Board of Directors Retirement Plan, effective January 1, 1991 as amended June 13, 1991. (The Plan included as
     Exhibit 10.11 to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

10.15*    Deferred Compensation Plan Trust Agreement dated May 17,
     1995 between Polaroid Corporation and NationsBank.

10.16 Exchange Agreement dated as of October 7, 1991 between Polaroid Corporation and Corporate Partners, L.P., Corporate Offshore Partners, L.P., and State Board of Administration of Florida. (This Agreement included as Exhibit 2 to Polaroid Corporation Form 8-K as filed on October 21, 1991 is hereby incorporated herein by reference.)

10.17 Amendment dated October 31, 1991 between Polaroid Corporation and Corporate Partners, L.P., Corporate Offshore Partners, L.P., and State Board of Administration of Florida, to an Exchange Agreement dated as of October 7, 1991, between the same parties. (The Amendment included as Exhibit 1 to Polaroid Corporation Form 8-K as filed on November 7, 1991 is hereby incorporated herein by reference.)

10.18 Employment Agreement dated May 6, 1994 with Enrico I. Ancona. (The Agreement included as Exhibit 10.16 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.19 Employment Agreement dated October 20, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The Agreement included as
     Exhibit 10.1 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.20 Amendment of Employment Agreement dated as of December 21, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The Amendment included as Exhibit 10.2 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.21 Severance and retirement agreement dated November 10, 1995 between I. M. Booth and the Company. (The Agreement included as
     Exhibit 10.3 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.22*     Severance and retirement agreement dated January  25,  1996 between Joseph R. Oldfield and the Company.

11*       Computation of earnings per share.

13*       Annual Report to Stockholders for 1995. (The Annual Report
     to Stockholders for 1995, except for the portions thereof which are specifically incorporated by reference in this report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report on Form 10-K.)

21*       Subsidiaries.

23*       Consent of KPMG Peat Marwick LLP.

27*  Financial Data Schedule.
_________________
* Filed herewith.


 Exhibits are not included in copies of this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.

b)   Reports on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           POLAROID CORPORATION
                               (Registrant)
                           By  /s/  Gary T. DiCamillo
                           --------------------------
                           Gary T. DiCamillo
                           Chairman of the Board and Chief Executive
                           Officer
                           March 19, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            Chairman of the Board and
                            and Chief Executive Officer;
/s/ GARY T. DICAMILLO       Director                    March 19, 1996
---------------------------
GARY T. DICAMILLO

                            Executive Vice President
/s/ WILLIAM J. O'NEILL, JR. and Chief Financial Officer March 19, 1996
---------------------------
WILLIAM J. O'NEILL, JR.

                            Vice President
/s/ CARL L. LUEDERS         and Controller             March 19, 1996
---------------------------
CARL L. LUEDERS

/s/ RALPH E. GOMORY         Director                    March 19, 1996
----------------------------
RALPH E. GOMORY

/s/ FRANK S. JONES          Director                    March 19, 1996
----------------------------
FRANK S. JONES

/s/ JOHN W. LOOSE           Director                    March 19, 1996
----------------------------
JOHN W. LOOSE

/s/ ALBIN F. MOSCHNER       Director                    March 19, 1996
---------------------------
ALBIN F. MOSCHNER

/s/ KENNETH H. OLSEN        Director                    March 19, 1996
---------------------------
KENNETH H. OLSEN

/s/ LESTER POLLACK          Director                    March 19, 1996
---------------------------
LESTER POLLACK

/s/ RALPH Z. SORENSON       Director                    March 19, 1996
---------------------------
RALPH Z. SORENSON

/s/ DELBERT C. STALEY       Director                    March 19, 1996
---------------------------
DELBERT C. STALEY

/s/ ALFRED M. ZEIEN         Director                    March 19, 1996
---------------------------
ALFRED M. ZEIEN

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
    POLAROID CORPORATION:

Under the date of January 30, 1996, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 4 and 11 in the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and for certain postretirement and postemployment benefits




                                               /s/ KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 30, 1996

Polaroid Corporation and Subsidiary Companies
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1995, 1994 and 1993
(In millions)


                          Additions

              Balance at    Charged to    Charged to   Deductions   Balance at
Description    Beginning     Costs and         Other   Charged to       End of
               of period      Expenses      Accounts     Reserves       Period

------------------------------------------------------------------------------
  1995

  Doubtful
  accounts        $16.8         $11.0       $    --         $ (7.6)      $20.2

  Cash
  discounts         7.7            --          28.0          (27.9)        7.8
==============================================================================

  1994

  Doubtful
  accounts        $15.7        $ 8.6        $    --         $ (7.5)      $16.8

  Cash
  discounts         7.6           --           30.0          (29.9)        7.7
==============================================================================

  1993

  Doubtful
  accounts        $11.6        $11.7        $    --         $ (7.6)      $15.7

  Cash
  discounts         6.6           --           29.5          (28.5)        7.6
==============================================================================