Form 10-Q
period 1996-03-31
POLAROID CORP
filed 1996-05-15
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        March 31, 1996
                                                ----------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                 -----------    -----------

                          Commission File Number  1-4085
                                                  -------


                              POLAROID CORPORATION
________________________________________________________________________________
          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
- -----------------------------                           ---------------------
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                           Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
________________________________________________________________________________

                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:    (6l7)  386-2000
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                    -----         -----

                      Shares of Common Stock, $1 par value,
                outstanding as of May 3, 1996: 45,491,363 shares
________________________________________________________________________________

                     This document contains 22 pages.
                     Exhibit index appears on page 15

________________________________________________________________________________

                  PART I.   FINANCIAL INFORMATION
                 Item 1.   Financial Statements

            POLAROID CORPORATION AND SUBSIDIARY COMPANIES
          Condensed Consolidated Statement of Earnings   (Unaudited)
      MARCH 31, 1996 and APRIL 2, 1995
                   (In millions, except per share data)


                                           First Quarter

                                         1996          1995
                                   -----------   -----------

Net sales:
      United States                    $178.0        $150.2
      International                     283.1         259.4
- ------------------------------------------------------------
Total net sales                         461.1         409.6
- ------------------------------------------------------------
      Cost of sales                     280.9         257.3

      Marketing, research, engineering
       and administrative expenses      175.7         183.9

      Restructuring and other           110.0          77.0
- ------------------------------------------------------------
Total costs                             566.6         518.2
- ------------------------------------------------------------
Loss from operations                   (105.5)       (108.6)

      Other income                       17.6           4.6

      Interest expense                   11.6          12.7
- ------------------------------------------------------------
Loss before income taxes                (99.5)       (116.7)

      Federal, state and foreign
        income tax benefit              (38.8)        (40.9)
- ------------------------------------------------------------
Net loss                               ($60.7)       ($75.8)
============================================================
Primary loss per common share          ($1.33)       ($1.66)

Fully diluted earnings
    per common share                        *             *
- ------------------------------------------------------------
Cash dividends per common share         $0.15         $0.15

Weighted average common shares
  used for primary loss per share
  calculation (in thousands)           45,572        45,654

Common shares outstanding at
  end of period (in thousands)         45,520        45,264



* Fully diluted earnings per share are not stated because they are greater than primary loss per common share.

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                    Condensed Consolidated Balance Sheet
                           (In millions)


                                         (Unaudited)                (Unaudited)
                                         March 31,    December 31,  April 2,
Assets                                       1996         1995           1995
- ------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents             $104.6        $73.3        $145.6
     Short-term investments                   6.4          9.8          45.1
     Receivables                            437.7        550.4         415.7
     Inventories:
        Raw materials                       129.6        137.2         126.1
        Work-in-process                     245.0        233.7         247.1
        Finished goods                      275.9        244.6         308.0
- ------------------------------------------------------------------------------
     Total inventories                      650.5        615.5         681.2
     Prepaid expenses and other assets      231.4        208.5         172.1
- ------------------------------------------------------------------------------
Total current assets                      1,430.6      1,457.5       1,459.7
- ------------------------------------------------------------------------------
Property, plant and equipment
     Gross property, plant and equipment  2,151.3      2,164.4       2,066.8
     Less accumulated depreciation        1,478.6      1,473.4       1,323.3
- ------------------------------------------------------------------------------
     Net property, plant and equipment      672.7        691.0         743.5
- ------------------------------------------------------------------------------
Deferred tax assets                         112.5        113.3          82.8
- ------------------------------------------------------------------------------
Total assets                             $2,215.8     $2,261.8      $2,286.0
==============================================================================



Liabilities and stockholders' equity
- ------------------------------------------------------------------------------
Current liabilities
   Short-term debt                         $158.3       $160.4        $147.1
   Current portion of long-term debt         39.7         39.7          35.9
   Payables and accruals                    245.3        274.9         256.1
   Compensation and benefits                275.9        197.4         199.9
   Federal, state and foreign
            income taxes                     19.3         46.6          30.8
- ------------------------------------------------------------------------------
Total current liabilities                   738.5        719.0         669.8
- ------------------------------------------------------------------------------
Long-term debt                              526.8        526.7         566.0
- ------------------------------------------------------------------------------
Accrued postretirement benefits             259.3        257.2         251.9

Accrued postemployment benefits              42.4         41.2          39.1
- ------------------------------------------------------------------------------

Common stockholders' equity
     Common stock, $1 par value              75.4         75.4          75.4
     Additional paid-in capital             404.7        401.9         387.6
     Retained earnings                    1,458.4      1,525.8       1,609.6
     Less:    Treasury stock, at cost     1,209.4      1,205.4       1,197.9
              Deferred compensation          80.3         80.0         115.5
- ------------------------------------------------------------------------------
     Total common stockholders' equity      648.8        717.7         759.2
- ------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity                  $2,215.8     $2,261.8      $2,286.0
==============================================================================

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
       Condensed Consolidated Statement of Cash Flows    (Unaudited)
            Periods Ended March 31, 1996 and April 2, 1995
                      (In millions)

                                                          First Quarter

Cash flows from operating activities                      1996         1995
- ------------------------------------------------------------------------------
     Net loss                                           ($60.7)      ($75.8)
     Depreciation of property, plant and equipment        32.4         33.3
     Decrease in receivables                             106.5        145.0
     Increase in inventories                             (35.0)      (103.8)
     Increase in prepaids and other assets               (24.7)       (28.0)
     Decrease in payables and accruals                   (24.8)       (35.0)
     Increase in compensation and benefits                32.5         56.9
     Decrease in federal, state and foreign
        income taxes payable                             (26.5)       (22.0)
     Gain on sale of fixed assets                        (15.5)          -
     Other non cash items                                 53.3         27.1
- ------------------------------------------------------------------------------
     Net cash provided/(used) by operating activities     37.5         (2.3)
- ------------------------------------------------------------------------------


Cash flows from investing activities
- ------------------------------------------------------------------------------
     Decrease in short-term investments                    3.4         40.4
     Additions to property, plant and equipment          (22.3)       (31.0)
     Proceeds from sale of fixed assets                   22.1           -
- ------------------------------------------------------------------------------
     Net cash provided by investing activities             3.2          9.4
- ------------------------------------------------------------------------------


Cash flows from financing activities
- ------------------------------------------------------------------------------
     Net increase in short-term debt
        (maturities 90 days or less)                       1.4         23.6
     Cash dividends paid                                  (6.8)        (6.9)
     Stock options exercised                               3.2          0.8
     Purchase of treasury stock                           (5.5)       (23.8)
- ------------------------------------------------------------------------------
     Net cash used by financing activities                (7.7)        (6.3)
- ------------------------------------------------------------------------------

Effect of exchange rate changes on cash                   (1.7)         1.5
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 31.3          2.3

Cash and equivalents at beginning of period               73.3        143.3
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $104.6       $145.6
==============================================================================

          POLAROID CORPORATION AND SUBSIDIARY COMPANIES
 Condensed Consolidated Statement of Changes in Common Stockholders' Equity
          Periods Ended March 31, 1996 and April 2, 1995      (Unaudited)
                      (In millions)

                                                          First Quarter
                                                         1996         1995
                                                     ---------    ---------
    Common stock

        Balance at the beginning of the period          $75.4        $75.4
                                                     ---------    ---------
        Balance at the end of the period                 75.4         75.4
- -----------------------------------------------------------------------------

    Additional paid-in capital

        Balance at the beginning of the period          401.9        387.2
         Stock options exercised - tax benefit            0.5          0.0
         Issuance of shares in connection
            with stock incentive plan                     2.3          0.4
                                                     ---------    ---------
        Balance at the end of the period                404.7        387.6
- -----------------------------------------------------------------------------

    Retained earnings

        Balance at the beginning of the period        1,525.8      1,692.1
            Net loss                                    (60.7)       (75.8)
            Dividends declared-common stock              (6.8)        (6.9)
            ESOP dividend tax benefit received            0.1          0.2
                                                     ---------    ---------
        Balance at the end of the period              1,458.4      1,609.6
- -----------------------------------------------------------------------------

Less:
    Treasury stock
        Balance at the beginning of the period        1,205.4      1,174.5
            Repurchase of common shares                   5.5         23.8
            Issuance of shares in connection
               with stock incentive plan                 (1.5)        (0.4)
                                                     ---------    ---------
        Balance at the end of the period              1,209.4      1,197.9
- -----------------------------------------------------------------------------

    Deferred compensation

        Balance at the beginning of the period           80.0        115.8
            Stock options - 1993                         (0.3)        (0.3)
            Restricted stock                              0.6          0.0
                                                     ---------    ---------
        Balance at the end of the period                 80.3        115.5
- -----------------------------------------------------------------------------
Total common stockholders' equity                      $648.8       $759.2
=============================================================================

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)


Basis of Presentation
- ---------------------
The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period.

Restructuring Charges and Other
- -------------------------------

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. The plan features three principal components: program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax special charge related to this plan was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,515 positions worldwide. The functions of the employees expected to terminate are as follows:

                                                U.S.       Non-U.S.      Total
                                              -------      -------       ------
 Manufacturing                                   615           80          695
 Marketing, research, engineering
      and administrative                         610          210          820
                                               -----        -----        -----
      Total                                    1,225          290        1,515
                                               =====        =====        =====


The 1996 first quarter pre-tax special charge of $110.0 million represents the balance of severance and pension enhancement costs and inventory write downs related to the December 1995 program. This special charge is $10.0 million higher than previously forecasted primarily due to a higher write-off of Captiva camera system inventory. In the first quarter of 1996, the pre-tax costs related to the severance program were approximately $55.4 million.
Additionally, approximately $44.6 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows.

Total cash severance payments related to the December 1995 program will be approximately $110.4 million. By the end of the first quarter of 1996, 1,041 of these terminations and $12.5 million of related cash severance payments were completed. Approximately $59.0 million of additional cash severance payments are expected to be paid ratably over the remaining three quarters of 1996 with the remaining balance expected to be paid in 1997.

In the first quarter of 1995, the Company implemented a restructuring plan which resulted in a pre-tax charge of $77.0 million. As a result of this plan, approximately 930 employees (approximately 560 from manufacturing and 370 from marketing, research, engineering, and administrative functions) terminated their employment in 1995 and the total cash severance payments of $56.0 million related to this plan were completed by the end of the first quarter of 1996.

Legal Proceedings
- -----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
- ----------------------------

The March 31, 1996 and April 2, 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 8.

New Accounting Standards
- ------------------------

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The adoption of these standards had no impact on the financial position or the results of operations of the Company for the period ended March 31, 1996. Under FAS 123, the Company has elected not to adopt the new accounting method and will continue to account for its stock-based compensation under the existing provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company will provide pro-forma disclosures of net income and earnings per shares for the year ended December 31, 1996, assuming FAS 123 had been adopted.

                          Independent Auditors' Report


The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of March 31, 1996 and April 2, 1995, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month periods ended March 31, 1996 and April 2, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 30, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ KPMG Peat Marwick LLP




Boston, Massachusetts
April 16, 1996

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations
               -------------------------------------------------

First Quarter Results
- ---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries increased 13% to $461.1 million in the first quarter of 1996 compared with sales of $409.6 million in the first quarter of 1995. In the first quarter of 1996, worldwide shipments of instant film increased significantly and worldwide shipments of instant cameras increased moderately compared with the same period last year. Worldwide shipments of conventional film and videotapes in the first quarter of 1996 were substantially higher than in the first quarter of 1995.

In the first quarter of 1996, sales in the United States were $178.0 million, an increase of 19% compared with $150.2 million in the first quarter of 1995. U.S. shipments of film, including instant and conventional, and videotapes in the first quarter of 1996 were substantially higher than in the first quarter of 1995. U.S. sales in the first quarter of 1995 primarily reflect the impact of the dealer inventory adjustment program, which was implemented in the first quarter of 1995. Estimated U.S. retail sales of instant integral film rose 10% during the first quarter of 1996 compared with the first quarter of 1995. The increase reflects the ongoing impact of the Company's more aggressive consumer promotional efforts initiated in the fourth quarter of 1995.

International sales increased 9% to $283.1 million in the first quarter of 1996 from $259.4 million in the same period a year ago. In the first quarter of 1996, international shipments of instant film were moderately higher and instant cameras were significantly higher compared with the same period last year. The increase in sales is primarily attributable to higher sales in Western Europe, excluding Russia. In the first quarter of 1996, sales in Russia were adversely affected by a combination of factors including transshipments into the country, weak retail demand and the impact of a large shipment to a Russian dealer late in 1995. This shortfall in sales Russian sales, however, was largely offset by the increase in sales to developing markets including China and Latin America. While the Company believes that developing markets in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results.

Gross margins as a percent of sales increased to 39% for the first quarter of 1996 from 37% for the first quarter of 1995. The gross margin in the first quarter of 1995 was impacted by a significant decrease in worldwide shipments of high margin instant film primarily due to the dealer inventory adjustment program. Marketing, research, engineering and administrative expenses decreased in the first quarter of 1996 to $175.7 million compared with $183.9 million in the same period of 1995. Lower research, engineering and administrative expenses more than offset increased marketing expenses.

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. This plan features three principal components: program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total

- ---------------------------------

pre-tax special charge for restructuring and other expenses was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,515 positions worldwide. The functions of the employees expected to terminate are as follows:

                                                U.S.       Non-U.S.      Total
                                              -------      -------       ------
 Manufacturing                                   615           80          695
 Marketing, research, engineering
      and administrative                         610          210          820
                                               -----        -----        -----
      Total                                    1,225          290        1,515
                                               =====        =====        =====

The 1996 first quarter pre-tax special charge of $110.0 million represents the balance of severance and pension enhancement costs and inventory write downs related to the December 1995 program. This special charge is $10.0 million higher than previously forecasted primarily due to a higher write-off of Captiva camera system inventory. In the first quarter of 1996, the pre-tax costs related to the severance program were approximately $55.4 million.
Additionally, approximately $44.6 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's statement of cash flows.

Excluding the special charges of $110.0 million and $77.0 million in the first quarter of 1996 and 1995, respectively, profit from operation would have been $4.5 million in the first quarter of 1996 compared with a loss from operations of $31.6 million in the first quarter of 1995. With the special charges, the losses from operations were $105.5 million in the first quarter of 1996 and $108.6 million in the first quarter of 1995.

Other income increased to $17.6 million in the first quarter of 1996 from $4.6 million in the first quarter of 1995, reflecting a $15.5 million gain on the sale of real estate. Interest expense decreased to $11.6 million in the first quarter of 1996 from $12.7 million in the first quarter of 1995 as a result of lower borrowings and lower interest rates.

For the first quarter of 1996, the effective tax rate was 39%, compared with 35% for the same period last year. The net after-tax foreign currency exchange loss from balance sheet translation amounted to $.02 per common share in the first quarter of 1996 compared with no impact in the first quarter of 1995.

The net loss for the first quarter of 1996 was $60.7 million, or $1.33 primary loss per common share, compared with a net loss of $75.8 million for the first quarter of 1995, or $1.66 primary loss per common share. Excluding the special charges for restructuring and other expenses, the gain on the sale of real estate and the related tax effect, the net losses would have been $3.1 million, or $.07 per share in the first quarter of 1996 and $25.8 million or $.57 per share, in the first quarter of 1995. For purposes of determining the after-tax effect of the special charges and the gain on the sale of the real estate, the Company assumed a tax rate of 35% and 10%, respectively, to calculate the tax effect.

Financial Liquidity and Capital Resources
- -----------------------------------------

As of March 31, 1996, the Company's cash and cash equivalents and short-term investments amounted to $111.0 million, compared to $83.1 million at December 31, 1995. In addition, working capital decreased to $692.1 million at March 31, 1996 from $738.5 at December 31, 1995. The primary source for cash in the first quarter of 1996 was net cash provided by operating activities and proceeds from the sale of fixed assets. Capital spending during the first quarter of 1996 of $22.3 million was less than depreciation expense of $32.4 million. Total capital expenditures in 1996 are expected to be approximately $120.0 million.

During the first quarter of 1996, the Company also expended cash to make severance payments of $9.0 million under the 1995 first quarter severance program and $12.5 million under the December 1995 severance program, to purchase $5.5 million of the Company's common stock and to pay $6.8 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program will be approximately $110.4 million of which approximately $59.0 million is expected to be paid ratably over the remaining three quarters of 1996. The remaining balance of cash severance payments of $38.9 million is expected to be paid in 1997.

As of April 2, 1995, cash and cash equivalents and short-term investments were
$190.7 million and working capital was $789.9 million.   During the period from
April 2, 1995 to March 31, 1996, net cash provided by operating activities was more than offset by cash used by investing and financing activities. Capital spending during the period from April 2, 1995 to March 31, 1996 was $159.2 million, which exceeded depreciation expense of $131.8 million. The Company expended cash during the twelve month period from April 2, 1995 to March 31, 1996 to make cash severance payments under the 1995 first quarter and the December 1995 severance programs, to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

The Company maintains a five year $150 million working capital line of credit for general corporate purposes which expires in 1999. At the end of the first quarter of 1996 and 1995, there were no borrowings under this facility. Gross borrowings from uncommitted lines of credit for international operations were $158.3 million and $147.1 million at the end of the first quarter of 1996 and
1995, respectively.    Additional available, uncommitted lines of credit for
international operations were $128.4 million and $155.0 million at March 31, 1996 and April 2, 1995, respectively. As of March 31, 1996, additional available, uncommitted lines of credit for U.S operations were $160.0 million and there were no borrowings from these lines of credit. As of April 2, 1995, there were no additional available, uncommitted lines of credit for U.S. operations and no such borrowings. The Company is reviewing its plan for payment of $150 million of 7-1/4% Notes due January 15, 1997, which may not be redeemed prior to maturity. The Company's available borrowing capacity is limited by certain debt covenants.

- -----------------------------------------------------

During the first quarter of 1996, the Company repurchased 135,000 shares of its common stock for $5.5 million. In the first quarter of 1995, the Company repurchased 766,700 shares for $23.8 million. As of March 31, 1996, the unexpended balance under the Company's $100 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $79.7 million. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs, to fund planned capital expenditures, to pursue future growth opportunities, and to fund other corporate requirements, including cash severance payments for the December 1995 restructuring program.


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

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At March 31, 1996 and April 2, 1995, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $128.2 million and $123.2 million, respectively.

From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a foreign exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. There were no foreign exchange swap contracts outstanding at March 31, 1996. The aggregate notional value of these short-term foreign exchange swap contracts outstanding at April 2, 1995 was $17.3 million.

- -------------------------------------

When the Company may not have sufficient flexibility to increase prices in local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. No option contracts were outstanding at March 31, 1996. At April 2, 1995, option contracts with a notional value of $139.2 million were outstanding.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of March 31, 1996 and April 2, 1995 was $5.2 million and $5.5 million, respectively. The Company currently estimates that the majority of the $5.2 million amount reserved for environmental liabilities on March 31, 1996 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

In early 1994, the Company received a letter from Jerome H. Lemelson alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The letter proposes that the Company enter into licensing negotiations to pay substantial past and future royalties under those patents. The Company has responded to the allegations.

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

      (27)     Financial Data Schedule

(b)   Reports on Form 8-K:

          During the first quarter of 1996, the Company filed a Current Report on Form 8-K, dated January 16, 1996 and a Current Report on Form 8-K, dated February 8, 1996.

                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                --------------------
                                (Registrant)






   May 13, 1996                 /s/ William J. O'Neill, Jr.
   ------------                 ----------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer