Form 10-Q
period 1996-06-30
POLAROID CORP
filed 1996-08-08
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        June 30, 1996
                                               ---------------------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                               ------------    -----------
                          Commission File Number  1-4085


                            POLAROID CORPORATION
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
- ------------------------------                        -------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
______________________________________________________________________________

                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:   (6l7) 386-2000
______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                   ------       ------

                    Shares of Common Stock, $1 par value,
             outstanding as of August 2, 1996: 45,558,018 shares
______________________________________________________________________________

                     This document contains 28 pages.
                     Exhibit index appears on page 17
______________________________________________________________________________

                         PART I.   FINANCIAL INFORMATION
                         Item 1.   Financial Statements

                    POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Earnings (Unaudited)
                Periods ended JUNE 30, 1996 and JULY 2, 1995
                       (In millions, except per share data)


                                  Second Quarter              Six Months

                                   1996        1995          1996        1995
                              ----------  ----------    ----------  ----------
Net sales:

   United States                 $277.3      $271.7        $455.3      $421.9
   International                  304.3       300.8         587.4       560.2
- ------------------------------------------------------------------------------
Total net sales                   581.6       572.5       1,042.7       982.1
- ------------------------------------------------------------------------------

  Cost of sales                  321.7       321.3         602.6       579.0

  Marketing, research, engineering
      and administrative expenses 203.8       210.1         379.5       393.6
  Restructuring and other             -           -         110.0        77.0
- ------------------------------------------------------------------------------
Total costs                       525.5       531.4       1,092.1     1,049.6
- ------------------------------------------------------------------------------
Profit/(loss) from operations      56.1        41.1         (49.4)      (67.5)

  Other income                      4.3         4.4          21.9         9.0

  Interest expense                 11.7        13.4          23.3        26.1
- ------------------------------------------------------------------------------

Earnings/(loss)
       before income taxes         48.7        32.1         (50.8)      (84.6)

  Federal, state and foreign income
     tax expense/(benefit)         20.2         9.2         (18.6)      (31.7)
- ------------------------------------------------------------------------------
Earnings/(loss)
   before extraordinary item       28.5        22.9         (32.2)      (52.9)

Extraordinary Item                (54.5)          -         (54.5)          -
- ------------------------------------------------------------------------------
Net earnings/(loss)              ($26.0)      $22.9        ($86.7)     ($52.9)
==============================================================================


Primary earnings/(loss) per common share:

Earnings/(loss)
   before extraordinary item      $0.63       $0.50        ($0.70)     ($1.17)
Extraordinary Item                (1.20)          -         (1.20)          -
- ------------------------------------------------------------------------------
Net earnings/(loss)              ($0.57)      $0.50        ($1.90)     ($1.17)


Fully diluted earnings
    per common share                  *       $0.49             *           *
- ------------------------------------------------------------------------------

Cash dividends per common share   $0.15       $0.15         $0.30       $0.30

Weighted average common shares used for primary
    earnings/(loss) per share
    calculation (in thousands)   45,498      45,878  **    45,535      45,404

Common shares outstanding at
  end of period (in thousands)   45,543      45,183        45,543      45,183

==============================================================================

* Fully diluted earnings per share are not stated because they are greater than primary earnings per common share.

** The weighted average shares used to calculate primary earnings per common share include the dilutive effect of stock options outstanding.

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                     Condensed Consolidated Balance Sheet
                             (In millions)


                                     (Unaudited)                  (Unaudited)
                                       June 30,    December 31,     July 2,
Assets                                     1996           1995         1995
- ----------------------------------------------------------------------------
Current assets
  Cash and cash equivalents               $39.3          $73.3        $45.3
  Short-term investments                    5.5            9.8         15.2
  Receivables                             512.9          550.4        494.1
  Inventories:
     Raw materials                        123.8          137.2        130.3
     Work-in-process                      253.9          233.7        266.5
     Finished goods                       273.5          244.6        318.0
- ----------------------------------------------------------------------------
  Total inventories                       651.2          615.5        714.8
  Prepaid expenses and other assets       221.5          208.5        176.1
- ----------------------------------------------------------------------------
Total current assets                    1,430.4        1,457.5      1,445.5
- ----------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment   2,165.6        2,164.4      2,094.5
  Less accumulated depreciation         1,499.0        1,473.4      1,338.7
- ----------------------------------------------------------------------------
  Net property, plant and equipment       666.6          691.0        755.8
- ----------------------------------------------------------------------------
Deferred tax assets                       112.9          113.3         82.8
- ----------------------------------------------------------------------------
Total assets                           $2,209.9       $2,261.8     $2,284.1
============================================================================


Liabilities and stockholders' equity
- ----------------------------------------------------------------------------
Current liabilities
  Short-term debt                        $201.5         $160.4       $190.6
  Current portion of long-term debt        58.1           39.7         37.8
  Notes payable due January 1997          150.0            0.0          0.0
  Payables and accruals                   247.2          274.9        247.8
  Compensation and benefits               254.5          197.4        144.1
  Federal, state and foreign
     income taxes                          31.1           46.6         30.4
- ----------------------------------------------------------------------------
Total current liabilities                 942.4          719.0        650.7
- ----------------------------------------------------------------------------
Long-term debt                            339.8          526.7        546.9
- ----------------------------------------------------------------------------
Accrued postretirement benefits           250.8          257.2        256.6

Accrued postemployment benefits            41.5           41.2         40.9
- ----------------------------------------------------------------------------

Common stockholders' equity

  Common stock, $1 par value               75.4           75.4         75.4
  Additional paid-in capital              407.6          401.9        391.8
  Retained earnings                     1,425.6        1,525.8      1,625.9
  Less:    Treasury stock, at cost      1,212.6        1,205.4      1,206.3
           Deferred compensation           60.6           80.0         97.8
- ----------------------------------------------------------------------------
  Total common stockholders' equity       635.4          717.7        789.0
- ----------------------------------------------------------------------------
Total liabilities and
    stockholders' equity               $2,209.9       $2,261.8     $2,284.1
============================================================================

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
          Condensed Consolidated Statement of Cash Flows (Unaudited)
               Periods Ended June 30, 1996 and July 2, 1995
                                (In millions)


Cash flows from operating activities                    1996          1995
- ---------------------------------------------------------------------------
     Net loss                                         ($86.7)       ($52.9)
     Depreciation of property, plant and equipment      62.4          67.5
     Decrease in receivables                            28.9          74.7
     Increase in inventories                           (35.7)       (137.3)
     Increase in prepaids and other assets             (15.8)        (31.2)
     Decrease in payables and accruals                 (21.1)        (48.1)
     Increase/(decrease) in compensation
         and benefits                                    0.7          (1.5)
     Decrease in federal, state
         and foreign income taxes payable              (13.9)        (21.7)
     Gain on sale of real estate                       (19.7)          0.0
     Other non cash items                               76.2          53.7
- ---------------------------------------------------------------------------
     Net cash used by operating activities             (24.7)        (96.8)
- ---------------------------------------------------------------------------

Cash flows from investing activities
- ---------------------------------------------------------------------------
     Decrease in short-term investments                  4.3          70.3
     Additions to property, plant and equipment        (48.2)        (79.0)
     Proceeds from sale of real estate                  28.2           1.6
- ---------------------------------------------------------------------------
     Net cash used by investing activities             (15.7)         (7.1)
- ---------------------------------------------------------------------------

Cash flows from financing activities
- ---------------------------------------------------------------------------
     Net increase in short-term debt
         (maturities 90 days or less)                   45.8          64.4
     Repayments of long-term debt                      (19.6)        (17.5)
     Cash dividends paid                               (13.7)        (13.6)
     Stock options exercised                             7.1           7.3
     Purchase of treasury stock                        (10.4)        (35.3)
- ---------------------------------------------------------------------------
     Net cash provided by financing activities           9.2           5.3
- ---------------------------------------------------------------------------

Effect of exchange rate changes on cash                 (2.8)          0.6
- ---------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (34.0)        (98.0)

Cash and equivalents at beginning of period             73.3         143.3
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period             $39.3         $45.3
===========================================================================

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Statement of Changes in
                 Common Stockholders' Equity (Unaudited)
               Periods Ended June 30, 1996 and July 2, 1995
                              (In millions)


                                    Second Quarter            Six Months
                                      1996       1995        1996       1995
                                  ---------  ---------   ---------  ---------
Common stock

  Balance at the beginning
     of the period                   $75.4      $75.4       $75.4      $75.4
                                  ---------  ---------   ---------  ---------
  Balance at the end of the period    75.4       75.4        75.4       75.4
- -----------------------------------------------------------------------------

Additional paid-in capital

  Balance at the beginning
     of the period                   404.7      387.6       401.9      387.2
  Stock options exercised -
     tax benefit                       0.6        1.0         1.1        1.0
  Issuance of shares in connection
     with stock incentive plan         2.3        3.2         4.6        3.6
                                  ---------  ---------   ---------  ---------
  Balance at the end of the period   407.6      391.8       407.6      391.8
- -----------------------------------------------------------------------------

Retained earnings

  Balance at the beginning
     of the period                 1,458.4    1,609.6     1,525.8    1,692.1
  Net loss                           (26.0)      22.9       (86.7)     (52.9)
  Dividends declared-common stock     (6.9)      (6.7)      (13.7)     (13.6)
  ESOP dividend tax
    benefit received                   0.1        0.1         0.2        0.3
                                  ---------  ---------   ---------  ---------
  Balance at the end of the period 1,425.6    1,625.9     1,425.6    1,625.9
- -----------------------------------------------------------------------------

Less:

  Treasury stock

    Balance at the beginning
       of the period               1,209.4    1,197.9     1,205.4    1,174.5
    Repurchase of common shares        4.9       11.5        10.4       35.3
    Issuance of shares in connection
        with stock incentive plan     (1.7)      (3.1)       (3.2)      (3.5)
                                  ---------  ---------   ---------  ---------
    Balance at the end
       of the period               1,212.6    1,206.3     1,212.6    1,206.3
- -----------------------------------------------------------------------------

  Deferred compensation

    Balance at the beginning
         of the period                80.3      115.5        80.0      115.8
       Stock options - 1993           (0.2)      (0.2)       (0.5)      (0.5)
       Restricted stock               (0.1)       0.0         0.5        0.0
       Loan repayment
         from ESOP Trust             (19.4)     (17.5)      (19.4)     (17.5)
                                  ---------  ---------   ---------  ---------
    Balance at the end
       of the period                  60.6       97.8        60.6       97.8
- -----------------------------------------------------------------------------
Total common stockholders' equity   $635.4     $789.0      $635.4     $789.0
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


Restructuring and Other
- -----------------------

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. The plan features three principal components: program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax special charge related to this plan was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,515 positions worldwide (approximately 695 from manufacturing and 820 from marketing, research, engineering and administrative functions). Total cash severance payments related to the December 1995 program will be approximately $110.4 million. By the end of the second quarter of 1996, 1,146 of these terminations and $32.7 million of related cash severance payments were completed. Approximately $39.0 million of additional cash severance payments are expected to be paid ratably over the remaining two quarters of 1996 with the remaining balance expected to be paid in 1997.


Extraordinary Item
- ------------------

In 1991, the Company issued $140.0 million of 8% Subordinated Convertible Debentures due 2001 (the Debentures) as partial consideration for the repurchase of its convertible preferred stock and warrants originally issued in 1989. Subsequently, the holders of the Debentures created a trust under which they retained conversion rights to convert the Debentures into approximately
4.3 million shares of common stock of the Company, but sold to institutional investors the right to principal and interest payments on the Debentures.

In June 1996, the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the Debentures. A total principal amount of $139.5 million of the Debentures remains outstanding. As the holder of the conversion rights, the Company may retire the Debentures at any time on or before September 30, 1998. If the Debentures are not redeemed by the Company by September 30, 1998, the conversion rights revert to the holders of the Debentures. The transaction has been determined to be a substantive modification of the terms of the Debentures and has been accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million, on the Company's Consolidated Statement of Earnings.

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements  (Unaudited) (continued)


Reclassifications
- -----------------

The Company's $150 million 7-1/4% Notes due January 15, 1997 has been reclassified from a long-term liability to a current liability as of June 30, 1996.

Certain prior year information has been reclassified to conform with current year presentation of data.


Legal Proceedings
- -----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
- ----------------------------

The June 30, 1996 and July 2, 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 8

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of June 30, 1996 and July 2, 1995, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month and six-month periods ended June 30, 1996 and July 2, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Boston, Massachusetts
July 16, 1996

                Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations
               ------------------------------------------------


Second Quarter Results
- ----------------------

Worldwide sales of Polaroid Corporation and its subsidiaries increased 2% to $581.6 million in the second quarter of 1996 compared to sales of $572.5 million in the second quarter of 1995. In the second quarter of 1996, worldwide shipments of instant film and conventional film increased moderately compared to the same period last year. Worldwide shipments of instant cameras were slightly higher and worldwide shipments of videotapes were slightly lower in the second quarter of 1996 than in the second quarter of 1995.

In the second quarter of 1996, sales in the United States increased 2% to $277.3 million from $271.7 million in the second quarter of 1995, primarily as a result of favorable pricing. Instant film shipments in the U.S. in the second quarter of 1996 were flat against the same period a year ago. U.S. instant camera shipments were down moderately in the second quarter of 1996 compared to the second quarter of 1995.

International sales increased 1% to $304.3 million in the second quarter of 1996 from $300.8 million in the same period a year ago. In the second quarter of 1996, international shipments of instant film, instant cameras and conventional film increased moderately compared to the same period last year. In the second quarter of 1996, continued growth in developing markets, such as China, offset a decrease in Russian sales. While the Company believes that developing markets in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results. In mature markets, favorable pricing in Germany and strong unit sales in Germany and Japan counterbalanced the adverse impact of currency translation in the second quarter of 1996.

Gross margins as a percent of sales increased to 45% for the second quarter of 1996 from 44% for the second quarter of 1995. The gross margin in the second quarter of 1995 was affected by lower worldwide shipments of high margin instant film primarily due to the dealer inventory adjustment program. In the second quarter of 1996, marketing, research, engineering and administrative expenses decreased to $203.8 million from $210.1 million in the same period of 1995, primarily reflecting a decrease in research, engineering, and development expenses. Profit from operations for the second quarter of 1996 was $56.1 million, a 36% increase over $41.1 million in the second quarter of 1995.
These results reflect savings from restructuring and continued reduction of losses from the digital imaging businesses.

The Helios medical business continued to make significant progress in reducing its ongoing losses as revenues increased and development costs subsided. Shipments of Helios film nearly doubled in the second quarter of 1996 compared to the second quarter of 1995 and hardware shipments were about the same as in the second quarter of 1995. In Graphics Imaging, sales of Dry Tech Imagesetting film in the second quarter of 1996 increased compared to the first quarter of 1996. The Company also started shipping units of Dry Tech ExPRESS Lithographic Plate in the second quarter of 1996.

- ----------------------------------

In the second quarter of 1996, other income was $4.3 million compared to $4.4 million in the second quarter of 1995. Other income in the second quarter of 1996 reflects a $4.2 million gain on the sale of real estate and lower interest income compared to the same period a year ago. Also, included in other income was a foreign currency loss of $1.0 million from balance sheet translations in the second quarter of 1996 compared to a foreign currency gain of $.3 million in the same period last year. Interest expense decreased to $11.7 million in the second quarter of 1996 from $13.4 million in the second quarter of 1995 primarily as a result of lower average borrowings.

Income tax expense was $20.2 million in the 1996 second quarter compared to $9.2 million in the 1995 second quarter. The effective tax rate on earnings before extraordinary item for the second quarter of 1996 was 41%, compared to 29% for the second quarter of 1995, primarily reflecting the beneficial tax effect of foreign currency exchange in the second quarter of 1995. The net after-tax foreign currency loss from balance sheet translation amounted to $1.3 million, or $.03 per common share in the second quarter of 1996 compared to a gain of $2.0 million, or $.04 per common share in the second quarter of 1995.

Earnings before extraordinary item for the second quarter of 1996 were $28.5 million, a 24% increase compared to $22.9 million in the same period of 1995. In June 1996, the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the 8% Subordinated Convertible Debentures due 2001 (the Debentures.) A total principal amount of $139.5 million of the Debentures remains outstanding. As the holder of the conversion rights, the Company may retire the Debentures at any time on or before September 30, 1998. If the Debentures are not redeemed by the Company by September 30, 1998, the conversion rights revert to the holders of the Debentures. The transaction has been determined to be a substantive modification of the terms of the Debentures and has been accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million.
In the second quarter of 1996, the net loss was $26.0 million compared to net earnings of $22.9 in the same period a year ago

On a primary basis, earnings before extraordinary item were $.63 per common share in the second quarter of 1996 compared to $.50 per common share in the second quarter of 1995. In the second quarter of 1996, the extraordinary item was a $1.20 loss per common share. The net loss in the second quarter of 1996 was $.57 per common share compared to net earnings of $.50 per common share for the second quarter of 1995.

Fully diluted earnings per common share were $0.49 for the second quarter of 1995, and were not reported for the second quarter of 1996 because they were greater than primary loss per common share.


Six Month Review
- ----------------

Worldwide sales for the first six months of 1996 increased 6% to $1.04 billion from $982.1 million for the first six months of 1995. Sales in the first half of 1995 primarily reflect the effects of the Company's dealer inventory adjustment program initiated in the first quarter of 1995. In the first half of 1996, worldwide shipments of instant cameras, instant film and videotapes increased moderately compared to the same period last year. Worldwide shipments of conventional film were significantly higher in the first half of 1996 compared to the first half of 1995.

- ----------------------------

U.S. sales increased 8% to $455.3 million for the first six months of 1996 compared to $421.9 million for the same period in 1995. In the first half of 1996, instant film shipments in the U.S. were moderately higher and instant camera shipments in the U.S. were moderately lower than in the first half of 1995.

International sales increased 5% to $587.4 million for the first six months of 1996, compared to $560.2 million for the same period in 1995. International shipments of instant cameras increased significantly and instant film increased moderately during the first half of 1996 compared to the same period last year.

Gross margin as a percent of sales was 42% for the first six months of 1996 and 41% for the first six months of 1995. In the first half of 1995, the gross margin was affected by lower worldwide shipments of high margin instant film primarily due to the dealer inventory adjustment program. Marketing, research, engineering and administrative expenses for the first six months of 1996 decreased to $379.5 million compared to $393.6 million in the first six months of 1995. Lower research, engineering and development expenses more than offset increased marketing expenses.

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. This plan features three principal components: program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax special charge for restructuring and other expenses is $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,515 positions worldwide (695 from manufacturing and 820 from marketing, research, engineering and administrative functions).

The 1996 first quarter pre-tax special charge of $110.0 million represents the balance of severance and pension enhancement costs and inventory write downs related to the December 1995 program. In the first quarter of 1996, the pre-tax costs related to the severance program were approximately $55.4 million. Additionally, approximately $44.6 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans, and therefore has been reflected as a non-cash item on the Company's consolidated statement of cash flows.

Excluding the special charges for restructuring and other expenses of $110.0 million and $77.0 million in the first six months of 1996 and 1995, respectively, profit from operation would have been $60.6 million in the first half of 1996 compared to $9.5 million in the first half of 1995. With the special charges, the losses from operations were $49.4 million in the first half of 1996 and $67.5 million in the first half of 1995.

Other income for the first six months of 1996 increased to $21.9 million compared to $9.0 million for the first six months of 1995. This increase primarily reflects a $19.7 million gain on the sale of real estate partially offset by lower interest income. Included in other income was a foreign currency loss of $1.2 million from balance sheet translation in the first half of 1996. The Company did not incur any foreign currency gain/loss from balance sheet translation in the first half of 1995. Interest expense decreased to $23.3 million in the first six months of 1996 from $26.1 million in the same period in 1995 primarily as a result of lower average borrowings.

- ----------------------------

The pre-tax loss before extraordinary item of $50.8 million for the first six months of 1996 generated a tax benefit of $18.6 million. In the first half of 1995, the tax benefit was $31.7 million, resulting from a pre-tax loss of $84.6 million. The net after-tax foreign currency loss from balance sheet translation was $2.4 million, or $.05 per common share in the first half of 1996 compared to a gain of $2.1 million, or $.05 per common share in the first half of 1995.

The loss before extraordinary item for the first half of 1996 was $32.2 million compared to a loss $52.9 million in the same period of 1995. As discussed in the section above "Second Quarter Results", the Company recorded an extraordinary loss of $54.5 million. In the first half of 1996, the net loss was $86.7 million compared to a net loss of $52.9 million in the same period a year ago.

On a primary basis, the loss before extraordinary item was $.70 per common share in the first six months of 1996 compared to a $1.17 loss per common share in the same period a year ago. In the first half of 1996, the extraordinary item was a $1.20 loss per common share. The net loss in the first half of 1996 was $1.90 per common share compared to a net loss of $1.17 per common share for the first half of 1995. Fully diluted earnings per common share were not reported in the first half of 1996 and 1995 because they were greater than primary loss per common share.


Financial Liquidity and Capital Resources
- -----------------------------------------

As of June 30, 1996, the Company's cash and cash equivalents and short-term investments amounted to $44.8 million, compared to $83.1 million at December 31, 1995. In addition, working capital decreased to $488.0 million at June 30, 1996 from $738.5 at December 31, 1995. This decrease reflects the reclassification of the Company's $150.0 million of Notes due January 15, 1997 from a long-term liability to a current liability and an increase in the compensation and benefits liability as a result of the December 1995 early retirement and severance programs. The primary source for cash in the first half of 1996 was net cash provided by a net increase in short-term debt and proceeds from the sale of real estate. Capital spending during the first half of 1996 of $48.2 million was less than depreciation expense of $62.4 million. Total capital expenditures in 1996 are expected to be approximately $120.0 million.

During the first half of 1996, the Company also expended cash to purchase the conversion rights of the Debentures for $53.8 million, to make severance payments of $9.0 million under the 1995 first quarter severance program and $32.7 million under the December 1995 severance program, to repay $19.6 million of long-term debt, to purchase $10.4 million of the Company's common stock and to pay $13.7 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program are expected to be approximately $110.4 million of which approximately $39.0 million is expected to be paid ratably over the remaining two quarters of 1996. The remaining balance of cash severance payments of $38.7 million is expected to be paid in 1997.

As of July 2, 1995, cash and cash equivalents and short-term investments were
$60.5 million and working capital was $794.8 million.   During the period from
July 2, 1995 to June 30, 1996, net cash provided by operating activities was more than offset by cash used by investing and financing activities. Capital spending during the period from July 2, 1995 to June 30, 1996 was $137.1 million, which exceeded depreciation expense of $127.6 million. The Company expended cash during the twelve month period from July 2, 1995 to June 30, 1996 to purchase the conversion rights of the Debentures, to make cash severance payments under the 1995 first quarter severance program and the December 1995 severance program, to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

- -----------------------------------------------------

The Company maintains a five year $150 million working capital line of credit for general corporate purposes which expires in 1999. At the end of the second quarter of 1996 and 1995, there were no borrowings under this facility. As of June 30, 1996, gross borrowings from the Company's U.S. and international uncommitted lines of credit were $55.0 million and $146.5 million, respectively. Additional available, uncommitted lines of credit for U.S. and international operations were $105.0 million and $145.9 million, respectively, at June 30, 1996. As of July 2, 1995, gross borrowings from U.S. and international uncommitted lines of credit were $5.0 million and $185.6 million, respectively. Additional available, uncommitted lines of credit for U.S. and international operations were $95.0 and $128.0 million, respectively at July 2, 1995. The Company is reviewing its plan for payment of $150 million of 7-1/4% Notes due January 15, 1997, which may not be redeemed prior to maturity. The Company's available borrowing capacity is limited by certain debt covenants.

During the second quarter of 1996, the Company repurchased 109,765 shares of its common stock for $4.9 million. As of June 30, 1996, the unexpended balance under the Company's $100 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $74.8 million. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

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

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At June 30, 1996 and July 2, 1995, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $126.9 million and $159.5 million, respectively.

- -------------------------------------

From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred on its overseas borrowings. When a foreign exchange swap is used, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out borrowings in a similar currency and, simultaneously, the original borrowing position is reinstituted through a forward contract (not exceeding six months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $6.6 million and $17.0 million at June 30, 1996 and July 2, 1995, respectively.

When the Company may not have sufficient flexibility to increase prices in local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. No option contracts were outstanding at June 30, 1996. At July 2, 1995, option contracts with a notional value of $91.4 million were outstanding.

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

Factors That May Affect Future Results
- --------------------------------------

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

The Company is affected by retail demand for its products, particularly in the United States and Europe. Additional factors including fluctuation of foreign exchange rates, economic factors, political activity, changes in laws and regulations, particularly in the environmental arena, could affect the Company's results from operations. The Company believes that developing markets, such as Russia and China, present particularly attractive opportunities. However, such markets tend to be considerably less stable than more established markets and there can be no assurance that developing markets will continue to produce favorable results for the Company.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of June 30, 1996 and July 2, 1995 was $5.1 million and $5.2 million, respectively. The Company currently estimates that the majority of the $5.1 million amount reserved for environmental liabilities on June 30, 1996 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

In December 1994, the Company entered into a consent agreement with the EPA to resolve alleged violations of the Toxic Substances Control Act ("TSCA"). Under this agreement, the Company paid a civil penalty of $80,000 and agreed to conduct an internal audit of certain TSCA practices. This audit was completed in December 1995 and revealed an additional civil penalty of $87,786, which has been paid.

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

Item 4.  Submission of Matters to Vote of Security Holders

On May 14, 1996 the Company held its annual meeting of stockholders. The owners of 88% of the shares of common stock outstanding were present either in person or by proxy. The following are the voting results for the meeting:

  * the stockholders ratified the Board's appointment of KPMG Peat Marwick LLP, Independent Public Accountants, as the Company's auditors for 1996 with 38,419,958 votes in favor, 689,535 votes against, 1,256,424 abstentions and broker nonvotes.

  * the stockholders approved an amendment to the Board of Directors Stock Option Plan with 30,772,121 votes in favor, 7,931,738 votes against, 1,662,058 abstentions and broker nonvotes.

  * the stockholders elected the nominated slate of directors to hold office until the next annual meeting with the following votes:


                                             For               Withheld
                                          ----------          ---------
          Gary T. DiCamillo               39,207,003          1,158,914
          Ralph E. Gomory                 39,244,188          1,121,729
          Frank S. Jones                  39,231,723          1,134,194
          John W. Loose                   39,252,527          1,113,390
          Albin F. Moschner               36,841,475          3,524,442
          Henry Necarsulmer               39,081,884          1,284,033
          Kenneth H. Olsen                39,191,644          1,174,273
          Lester Pollack                  39,212,389          1,153,528
          Charles P. Slichter             39,161,867          1,204,050
          Ralph Z. Sorenson               39,202,424          1,163,493
          Delbert C. Staley               39,179,380          1,186,537
          Bernee D.L. Strom               39,211,314          1,154,603
          Alfred M. Zeien                 39,240,137          1,125,780



                 Item 6.  Exhibits and Reports on Form 8-K
                 -----------------------------------------
(a)   Exhibits:

      (11)     Computation of earnings per share.

      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

      (27)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ------------------------------
                                (Registrant)






   August 8, 1996               /s/  William J. O'Neill, Jr.
   ---------------              ------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer