Form 10-Q
period 1996-09-29
POLAROID CORP
filed 1996-11-12
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
	                           Washington, D.C. 20549

                                  	FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended     September 29, 1996
                                               -------------------------

                                        OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                               -----------  ----------

                          Commission File Number  1-4085
                                                 --------

                        POLAROID CORPORATION
____________________________________________________________________________
            	(Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
------------------------------                        -------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
____________________________________________________________________________


                (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code:    (6l7)  386-2000
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

                  Shares of Common Stock, $1 par value,
           outstanding as of November 1, 1996: 45,447,183 shares
____________________________________________________________________________


                     	This document contains 29 pages.
                     	Exhibit index appears on page 18
________________________________________________________________________________

                      PART I.   FINANCIAL INFORMATION
                      Item 1.   Financial Statements

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
         Condensed Consolidated Statement of Earnings (Unaudited)
           Periods ended SEPTEMBER 29, 1996 and OCTOBER 1, 1995
                   (In millions, except per share data)


                                Third Quarter              Nine Months

                                  1996       1995           1996         1995
                              --------   --------      ---------    ---------

Net sales:
 United States                 $270.3     $268.2          $725.6       $690.1
 International                  298.8      311.8           886.2        872.0
------------------------------------------------------------------------------
Total net sales                 569.1      580.0         1,611.8      1,562.1
------------------------------------------------------------------------------
 Cost of sales                  294.3      320.0           896.9        899.0

 Marketing, research, engineering and
  administrative expenses       209.5      209.7           589.0        603.3

 Restructuring and other            -          -           110.0         77.0
------------------------------------------------------------------------------
Total costs                     503.8      529.7         1,595.9      1,579.3
------------------------------------------------------------------------------
Profit/(loss)
  from operations                65.3       50.3            15.9        (17.2)
                                                                          0.0
 Other income                     4.5        0.4            26.4          9.4

 Interest expense                12.3       12.6            35.6         38.7
------------------------------------------------------------------------------
Earnings/(loss)
  before income taxes            57.5       38.1             6.7        (46.5)

 Federal, state and foreign income
    tax expense/(benefit)        23.3       14.4             4.7        (17.3)
------------------------------------------------------------------------------
Earnings/(loss) before
   extraordinary item            34.2       23.7             2.0        (29.2)

Extraordinary Item                -          -             (54.5)        -
------------------------------------------------------------------------------
Net earnings/(loss)             $34.2      $23.7          ($52.5)      ($29.2)
==============================================================================


Primary earnings/(loss) per common share:

Earnings/(loss) before
    extraordinary item          $0.74      $0.51           $0.04       ($0.64)

Extraordinary Item                  -          -           (1.20)           -
                               --------   --------      ---------    ---------
Net earnings/(loss)             $0.74      $0.51          ($1.16)      ($0.64)


Fully diluted earnings
   per common share             $0.71      $0.50               *            *
------------------------------------------------------------------------------
Cash dividends
   per common share             $0.15      $0.15           $0.45        $0.45

Weighted average common shares used for primary
   earnings/(loss) per share calculation
   (in thousands)              46,426 **  46,326 **       45,545       45,387


Common shares outstanding at end of period
   (in thousands)              45,587     45,399          45,587       45,399
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

           POLAROID CORPORATION AND SUBSIDIARY COMPANIES
              Condensed Consolidated Balance Sheet
                        (In millions)

                                    (Unaudited)                   (Unaudited)
                                    September 29,  December 31,    October 1,
Assets                                     1996           1995           1995
-------------------------------------------------------------------------------

Current assets

 Cash and cash equivalents                $50.4          $73.3          $56.0
 Short-term investments                     5.4            9.8           10.7
 Receivables                              504.7          550.4          470.1
 Inventories:
   Raw materials                          124.6          137.2          149.2
   Work-in-process                        241.8          233.7          262.0
   Finished goods                         276.3          244.6          290.1
-------------------------------------------------------------------------------
 Total inventories                        642.7          615.5          701.3
 Prepaid expenses
   and other assets                       216.7          208.5          181.9
-------------------------------------------------------------------------------
Total current assets                    1,419.9        1,457.5        1,420.0
-------------------------------------------------------------------------------
Property, plant and equipment
 Gross property, plant
   and equipment                        2,167.3        2,164.4        2,136.4
 Less accumulated depreciation          1,501.3        1,473.4        1,366.9
-------------------------------------------------------------------------------
 Net property, plant
   and equipment                          666.0          691.0          769.5
-------------------------------------------------------------------------------
Deferred tax assets                       113.0          113.3           82.8
-------------------------------------------------------------------------------
Total assets                           $2,198.9       $2,261.8       $2,272.3
==============================================================================


Liabilities and stockholders' equity
-------------------------------------------------------------------------------
Current liabilities

 Short-term debt                         $125.6         $160.4         $155.3
 Current portion
   of long-term debt                       58.1           39.7           37.8
 Notes payable
   due January 1997                       149.9           -              -
 Payables and accruals                    263.8          274.9          240.1
 Compensation and benefits                261.7          197.4          153.2
 Federal, state and
   foreign income taxes                    43.8           46.6           28.9
-------------------------------------------------------------------------------
Total current liabilities                 902.9          719.0          615.3
-------------------------------------------------------------------------------
Long-term debt                            339.9          526.7          547.0
-------------------------------------------------------------------------------
Accrued postretirement benefits           249.9          257.2          254.9

Accrued postemployment benefits            41.7           41.2           42.5
-------------------------------------------------------------------------------
Common stockholders' equity

 Common stock, $1 par value                75.4           75.4           75.4
 Additional paid-in capital               408.4          401.9          398.7
 Retained earnings                      1,453.1        1,525.8        1,643.1

 Less: Treasury stock, at cost          1,212.1        1,205.4        1,207.0
       Deferred compensation               60.3           80.0           97.6
-------------------------------------------------------------------------------
 Total common stockholders'
    equity                                664.5          717.7          812.6
-------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                 $2,198.9       $2,261.8       $2,272.3
==============================================================================

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
           Condensed Consolidated Statement of Cash Flows (Unaudited) Periods Ended September 29, 1996 and October 1, 1995
                            (In millions)

                                                             Nine Months

Cash flows from operating activities                       1996         1995
-----------------------------------------------------------------------------
  Net loss                                              ($52.5)       ($29.2)
  Depreciation of property, plant
    and equipment                                         92.5         100.1
  Decrease in receivables                                 37.6          83.2
  Increase in inventories                                (27.2)       (123.9)
  Increase in prepaids and other assets                  (10.8)        (40.2)
  Decrease in payables and accruals                       (5.5)        (46.0)
  Increase in compensation and benefits                    3.3           5.1
  Decrease in federal, state
    and foreign income taxes payable                      (0.8)        (20.5)
  Gain on sale of real estate                            (23.2)            -
  Other non cash items                                    80.3          59.2
-----------------------------------------------------------------------------
  Net cash provided/(used)
    by operating activities                               93.7         (12.2)
-----------------------------------------------------------------------------

Cash flows from investing activities
-----------------------------------------------------------------------------
  Decrease in short-term investments                       4.4          74.8
  Additions to property, plant and equipment             (81.1)       (127.1)
  Proceeds from sale of real estate                       35.4           2.1
-----------------------------------------------------------------------------
  Net cash used by investing activities                  (41.3)        (50.2)
-----------------------------------------------------------------------------

Cash flows from financing activities
-----------------------------------------------------------------------------
  Net increase/(decrease) in short-term
    debt (maturities 90 days or less)                    (30.4)         36.4
  Repayments of long-term debt                           (19.6)        (17.5)
  Cash dividends paid                                    (20.5)        (20.2)
  Stock options exercised                                  8.4          16.3
  Purchase of treasury stock                             (10.4)        (37.3)
-----------------------------------------------------------------------------
  Net cash used by financing activities                  (72.5)        (22.3)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (2.8)         (2.6)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (22.9)        (87.3)

Cash and equivalents at beginning of period               73.3         143.3
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period               $50.4         $56.0
=============================================================================

             POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  Condensed Consolidated Statement of
            Changes in Common Stockholders' Equity   (Unaudited)
            Periods Ended September 29, 1996 and October 1, 1995
                           (In millions)

                                      Third Quarter           Nine Months

                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
Common stock

  Balance at the
    beginning of the period            $75.4      $75.4      $75.4      $75.4
  Balance at the
    end of the period                   75.4       75.4       75.4       75.4
------------------------------------------------------------------------------
Additional paid-in capital

  Balance at the
    beginning of the period            407.6      391.8      401.9      387.2
  Stock options exercised
    - tax benefit                        0.1        2.0        1.2        3.0
  Issuance of shares in connection with
    stock incentive plan                 0.7        4.9        5.3        8.5
  Balance at the
    end of the period                  408.4      398.7      408.4      398.7
------------------------------------------------------------------------------
Retained earnings

  Balance at the
    beginning of the period          1,425.6    1,625.9    1,525.8    1,692.1
  Net earnings/(loss)                   34.2       23.7      (52.5)     (29.2)
  Dividends declared
    - common stock                      (6.8)      (6.6)     (20.5)     (20.2)
  ESOP dividend tax
    benefit received                     0.1        0.1        0.3        0.4
  Balance at the
    end of the period                1,453.1    1,643.1    1,453.1    1,643.1
------------------------------------------------------------------------------

Less:

Treasury stock

  Balance at the
    beginning of the period          1,212.6    1,206.3    1,205.4    1,174.5
  Repurchase of common
    shares                                 -        4.9       10.4       40.2
  Issuance of shares in connection with
    stock incentive plan               (0.5)      (4.2)      (3.7)      (7.7)
  Balance at the
    end of the period                1,212.1    1,207.0    1,212.1    1,207.0
------------------------------------------------------------------------------
Deferred compensation

  Balance at the
    beginning of the period             60.6       97.8       80.0      115.8
  Stock options - 1993                  (0.2)      (0.2)      (0.7)      (0.7)
  Restricted stock                      (0.1)         -        0.4          -
  Loan repayment from
    ESOP Trust                             -          -      (19.4)     (17.5)
  Balance at the
    end of the period                   60.3       97.6       60.3       97.6
------------------------------------------------------------------------------
Total common stockholders'
  equity                              $664.5     $812.6     $664.5     $812.6
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


Restructuring and Other
-----------------------

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. The plan features three principal components: program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax special charge related to this plan was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,515 positions worldwide (approximately 695 from manufacturing and 820 from marketing, research, engineering and administrative functions). Total cash severance payments related to the December 1995 program will be approximately $110.4 million.
By the end of the third quarter of 1996, 1,199 of these terminations and $52.8 million of related cash severance payments were made.
Approximately $19.0 million of additional cash severance payments are expected to be paid in the fourth quarter of 1996 with the remaining balance expected to be paid in 1997.


Extraordinary Item
------------------

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

In the second quarter of 1996, the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the Debentures. A total principal amount of $139.5 million of the Debentures remains outstanding. As the holder of the conversion rights, the Company may redeem the Debentures at any time on or before September 30, 1998. If the Debentures are not redeemed by the Company by September 30, 1998, the conversion rights revert to the holders of the Debentures. The transaction has been determined to be a substantive modification of the terms of the Debentures and has been accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million, on the Company's Consolidated
Statement of Earnings in the second quarter of 1996.

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements  (Unaudited) (continued)


Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in
Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The September 29, 1996 and October 1, 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on page 8

                           Independent Auditors' Report
                           ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of September 29, 1996 and October 1, 1995, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month and nine-month periods ended September 29, 1996 and October 1, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Boston, Massachusetts
October 15, 1996

                  Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations
               ------------------------------------------------

Third quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries decreased 2% to $569.1 million in the third quarter of 1996 compared to sales of $580.0 million in the third quarter of 1995. The decline was due primarily to substantially lower sales in Russia. In the third quarter of 1996, worldwide shipments of instant film and videotapes decreased moderately compared to the same period last year. Worldwide shipments of instant cameras were substantially lower and worldwide shipments of conventional film were significantly higher in the third quarter of 1996 than in the third quarter of 1995. Excluding the impact of the Russian sales decline and licensing income on patents, sales in the third quarter of 1996 would have been slightly higher than a year ago.

In the third quarter of 1996, United States sales increased 1% to $270.3 million from $268.2 million in the third quarter of 1995.
However, excluding licensing income on patents, U.S. sales in the third quarter of 1996 would have been down moderately compared to the third quarter of 1995. The Company is focusing attention on its substantial portfolio of more than 1,500 active U.S. patents in order to create value through licensing income and partnerships.
The first result of these efforts generated $10 million to $20 million in the third quarter of 1996. Although this particular licensing income will not provide a continued stream of income, the Company intends to pursue other methods of generating revenues from its patents, including future licensing agreements. Instant film shipments in the U.S. in the third quarter of 1996 were down moderately against the same period a year ago. U.S. instant camera shipments were down substantially in the third quarter of 1996 compared to the third quarter of 1995. U.S. retail sales of instant cameras and film were down moderately from the prior year during the quarter. U.S. dealer inventories were comparable with year ago levels.

International sales decreased 4% to $298.8 million in the third quarter of 1996 from $311.8 million in the same period a year ago. International shipments of instant film decreased slightly and instant cameras decreased substantially in the third quarter of 1996 compared to the same period last year. In the third quarter of 1996, strong sales in Japan and certain developing markets were offset by a substantial decline in sales in Russia and the negative impact of foreign currency translation, particularly the yen. While the Company believes that developing markets in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results.

Gross margins as a percent of sales increased to 48.3% for the third quarter of 1996 from 44.8% for the third quarter of 1995, reflecting the impact of savings from restructuring and licensing income on patents. Marketing, research, engineering and administrative expenses of $209.5 million in the third quarter of 1996 were flat compared to $209.7 million in the same period of 1995. In the third quarter of 1996, lower research, engineering, and development expenses were offset by higher marketing expenses.
Profit from operations for the third quarter of 1996 was $65.3 million, a 30% increase over $50.3 million in the third quarter of 1995.

---------------------------------

In medical diagnostic imaging, shipments of the Helios 1417 Laser Imaging System continued to ramp up, following the system's introduction a year ago. As discussed in the section "Other Matters" on page 16, the Company and Sterling Diagnostic Imaging Inc. entered into a definitive agreement on October 30, 1996 relating to the Company's medical imaging business.

During the third quarter, Polaroid Graphics Imaging signed agreements with two additional partners: Creo Products Inc. and Gerber Systems Corporation. These agreements, among other things, will enable the partners' systems for making separation films to use Polaroid's Dry Tech Imagesetting Film.

In the third quarter of 1996, other income increased to $4.5 million compared to $.4 million in the third quarter of 1995, primarily reflecting a $3.5 million gain on the sale of real estate. Included in other income was a foreign currency loss of $.4 million from balance sheet translations in the third quarter of 1996 compared to a foreign currency loss of $.8 million in the same period last year. Interest expense was $12.3 million in the third quarter of 1996 compared to $12.6 million in the third quarter of 1995.

Income tax expense was $23.3 million in the 1996 third quarter compared to $14.4 million in the 1995 third quarter. The effective tax rate for the third quarter of 1996 was 41%, compared to 38% for the third quarter of 1995. The net after-tax foreign currency loss from balance sheet translation amounted to $.5 million, or $.01 per common share in the third quarter of 1996 compared to a loss of $1.6 million, or $.03 per common share in the third quarter of 1995.

Net earnings for the third quarter of 1996 were $34.2 million, a 44% increase compared to $23.7 million in the same period of 1995. Primary earnings per common share were $.74 per common share in the third quarter of 1996 compared to $.51 per common share in the third quarter of 1995.
Fully diluted earnings per common share were $.71 and $.50 for the third quarter of 1996 and 1995,respectively.


Nine Month Review
-----------------

Worldwide sales for the first nine months of 1996 increased 3% to $1.61 billion from $1.56 billion for the first nine months of 1995. In the first nine months of 1996, worldwide shipments of instant film increased slightly and worldwide shipments of instant cameras decreased moderately compared to the same period last year. Worldwide shipments of conventional film were significantly higher and worldwide shipments of videotapes were moderately higher in the first nine months of 1996 compared to the first nine months of 1995.

U.S. sales increased 5% to $725.6 million for the first nine months of 1996 compared to $690.1 million for the same period in 1995. In the first nine months of 1996, instant film shipments in the U.S. were slightly higher and instant camera shipments in the U.S. were moderately lower than in the first
nine months of 1995.   Sales in the U.S. in the first nine months of 1996 also
includes licensing income on patents.

-----------------------------

International sales increased 2% to $886.2 million for the first nine months of 1996, compared to $872.0 million for the same period in 1995. International shipments of instant film increased slightly and instant cameras decreased slightly during the first nine months of 1996 compared to the same period last year. In the first nine months of 1996, strong sales in Europe, Asia Pacific and Latin America more than offset the decline in sales in Russia, which decreased more than 40% compared to the first nine months of 1995, and the negative impact of foreign currency translation. To address the decline in Russian sales, the Company is seeking to double the number of distributors, hire new sales representatives and broaden its marketing.

Gross margin as a percent of sales was 44.4% for the first nine months of 1996 and 42.4% for the first nine months of 1995, reflecting the impact of savings from restructuring and favorable pricing. Marketing, research, engineering and administrative expenses for the first nine months of 1996 decreased to $589.0 million compared to $603.3 million in the first nine months of 1995. Lower research, engineering and development expenses more than offset increased marketing expenses.

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

Excluding the special charges for restructuring and other expenses of $110.0 million and $77.0 million in the first nine months of 1996 and 1995, respectively, profit from operation would have been $125.9 million in the first nine months of 1996 compared to $59.8 million in the first nine months of 1995. With the special charges, profit from operations were $15.9 million in the first nine months of 1996 compared to a loss from operations of $17.2 million in the first nine months of 1995.

Although the Company does not as a matter of course disclose projected financial information, the Company has stated that it expects that 1996 full year operating profit, excluding special charges, will be approximately $200 million. The ability of the Company to achieve this result is subject to numerous factors and uncertainties, many of which are beyond the control of the Company. Some of these factors are summarized below under "Factors That May Affect Future Results". The Company currently does not intend to update or revise the foregoing information.

-----------------------------

Other income for the first nine months of 1996 increased to $26.4 million compared to $9.4 million for the first nine months of 1995. This increase primarily reflects a $23.2 million gain on the sale of real estate partially offset by lower interest income. Included in other income was a foreign currency loss of $1.6 million from balance sheet translation in the first nine months of 1996 compared to a foreign currency loss of $.8 million in the same period last year. Interest expense decreased to $35.6 million in the first nine months of 1996 from $38.7 million in the same period in 1995 primarily as a result of lower average borrowings and lower average interest rates.

In the first nine months of 1996, income tax expenses was $4.7 million on pre-tax earnings of $6.7 million before extraordinary item. In the first nine months of 1995, the pre-tax loss of $46.5 million before extraordinary item generated a tax benefit of $17.3 million. The net after-tax foreign currency loss from balance sheet translation was $3.0 million, or $.06 per common share in the first nine months of 1996 compared to a gain of $.5 million, or $.01 per common share in the first nine months of 1995.

Earnings before extraordinary item for the first nine months of 1996 was $2.0 million compared to a loss of $29.2 million in the same period of 1995.
In June 1996, the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the 8%
Subordinated Convertible Debentures due 2001 (the Debentures.)
A total principal amount of $139.5 million of the Debentures remains outstanding. As the holder of the conversion rights, the Company may redeem the Debentures at any time on or before September 30, 1998. If the Debentures are not redeemed by the Company by September 30, 1998, the conversion rights revert to the holders of the Debentures.
The transaction has been determined to be a substantive modification of the terms of the Debentures and has been accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million. In the first nine months of 1996, the net loss was $52.5 million compared to a net loss of $29.2 million in the same period a year ago.

On a primary basis, earnings before extraordinary item was $.04 per common share in the first nine months of 1996 compared to a $.64 loss per common share in the same period a year ago. In the first nine months of 1996, the extraordinary item was a $1.20 loss per common share. The net loss in the first nine months of 1996 was $1.16 per common share compared to a net loss of $.64 per common share for the first nine months of 1995. Fully diluted earnings per common share were not reported in the first nine months of 1996 and 1995 because they were greater than primary loss per common share.


Financial Liquidity and Capital Resources
-----------------------------------------

As of September 29, 1996, the Company's cash and cash equivalents and short-term investments amounted to $55.8 million, compared to $83.1 million at December 31, 1995. In addition, working capital decreased to $517.0 million at September 29, 1996 from $738.5 at December 31, 1995. This decrease reflects the reclassification of the Company's $150.0 million of Notes due January 15, 1997 from a long-term liability to a current liability and an increase in the compensation and benefits liability as a result of the December 1995 early retirement and severance programs. The primary source for cash in the first nine months of 1996 was net cash provided by a decrease in receivables and proceeds from the sale of real estate. Capital spending during the first nine months of 1996 of $81.1 million was less than depreciation expense of $92.5 million. Total capital expenditures in 1996 are expected to be approximately $110.0 million.

-----------------------------------------------------

During the first nine months of 1996, the Company also expended cash to purchase the conversion rights of the Debentures for $53.8 million, to make severance payments of $9.0 million under the 1995 first quarter severance program and $52.8 million under the December 1995 severance program, to reduce short and long-term debt, to purchase $10.4 million of the Company's common stock and to pay $20.5 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program are expected to be approximately $110.4 million of which approximately $19.0 million is expected to be paid in the fourth quarter of 1996. The remaining balance of cash severance payments of $38.6 million is expected to be paid in 1997.

As of October 1, 1995, cash and cash equivalents and short-term investments were $66.7 million and working capital was $804.7 million.
During the period from October 1, 1995 to September 29, 1996, net cash provided by operating activities was offset by cash used by investing and financing activities. Capital spending during the period from October 1, 1995 to September 29, 1996 was $121.9 million, which was less than depreciation expense of $125.1 million. The Company expended cash during the twelve month period from October 1, 1995 to September 29, 1996 to purchase the conversion rights of the Debentures, to make cash severance payments under the 1995 first quarter severance program and the December 1995 severance program, to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

The Company maintains a five year $150 million working capital line of credit for general corporate purposes which expires in 1999. At the end of the third quarter of 1996 and 1995, there were no borrowings under this facility. As of September 29, 1996, gross borrowings from the Company's international uncommitted lines of credit were $125.6 million. There were no borrowing from the Company's U.S. uncommitted lines of credit as of September 29, 1996. Additional available, uncommitted lines of credit for U.S. and international operations were $160.0 million and $195.5 million, respectively, at September 29, 1996. As of October 1, 1995, gross borrowings from U.S. and international uncommitted lines of credit were $15.0 million and $140.3 million, respectively. Additional available, uncommitted lines of credit for U.S. and international operations were $145.0 and $137.1 million, respectively at October 1, 1995. The Company is reviewing its plan for payment of $150 million of 7-1/4% Notes due
January 15, 1997, which may not be redeemed prior to maturity. The Company's available borrowing capacity is limited by certain debt covenants.

During the first six months of 1996, the Company repurchased 244,765 shares of its common stock for $4.9 million. No shares were repurchased during the third quarter of 1996. As of September 29, 1996, the unexpended balance under the Company's $100 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $74.8 million. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

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

To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may engage in foreign currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's net asset position and the relative strength of the U.S. dollar as compared to foreign currencies. These borrowings create foreign currency-denominated liabilities that hedge the Company's foreign currency-denominated net assets. Upon receipt of the borrowed foreign currency-denominated funds, the Company converts those funds to U.S. dollars at the spot exchange rate. Exchange gains and losses on the foreign currency-denominated borrowings are recognized in earnings as incurred. At September 29, 1996 and October 1, 1995, the amount of the Company's outstanding short-term foreign currency-denominated borrowings were $115.5 million and $117.8 million, respectively.

From time to time, the Company may use over-the-counter foreign exchange swaps to reduce the interest expense incurred on its overseas borrowings. When a foreign exchange swap is used, the currency received by the Company in the spot market component of the foreign exchange swap is used to close out borrowings in a similar currency and, simultaneously, the original borrowing position is reinstituted through a forward contract (not exceeding six months). The net interest value of the foreign exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into foreign exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $10.1 million and $3.4 million at September
29, 1996 and October 1, 1995, respectively.

When the Company may not have sufficient flexibility to increase prices in local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options.
The term of these call options typically does not exceed one year.
The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. No option contracts were outstanding at September 29, 1996. At October 1, 1995, option contracts with a notional value of $59.4 million were outstanding.

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


Factors That May Affect Future Results
--------------------------------------

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

The Company sells and markets its products worldwide. The worldwide market for imaging products, particularly products in electronic and medical imaging, is highly competitive in price, quality, service and product performance. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. The most significant competitors, Eastman Kodak Company and Fuji Photo Film Co., Ltd., are considerably larger than the Company and thus have more resources. The impact of these factors can cause varied results.

The Company is affected by retail demand for its products, particularly in the United States and Europe. Additional factors including fluctuation of foreign exchange rates, economic factors, political activity, changes in laws and regulations, particularly in the environmental arena, could affect the Company's results from operations. The Company believes that developing markets, such as Russia and China, in total present particularly attractive opportunities. However, such markets tend to be considerably less stable than more established markets and there can be no assurance that developing markets will produce favorable results for the Company. For the first nine months of 1996, sales in Russia have declined and cannot be predicted with any certainty.

The Company anticipates that price competition from conventional film and other imaging technologies will place continued pressure on instant products. Furthermore the profit of the Company's instant photography business have been generally derived from the sale of instant film, not from the sale of instant cameras.

The Company is continuing to develop digital imaging products for medical, graphic arts and other applications. The profits of the Company's basic instant photography business have been higher than the Company's total profit from operations due to the operating losses of these digital imaging businesses. Markets for digital imaging products are increasing rapidly and over time may erode either the growth or the absolute size of the Company's instant photography business.
The markets for digital imaging products are highly competitive and there is no assurance that the Company will attain the level of success in these markets that it has achieved with respect to instant photography. Included in the digital imaging losses are costs associated with the Company's new coating facility which was brought on-line in 1994 and is operating at low levels of production capacity. The Company is consolidating its coating facilities, shifting capacity from some of its oldest to its newer, more efficient facilities. The timing and impact of this consolidation are uncertain.
                                    -15-

--------------------------------------------------

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



Other Matters
-------------

On October 30, 1996, the Company and Sterling Diagnostic Imaging Inc. (Sterling) entered into a definitive agreement relating to the sales, marketing, and development of dry diagnostic imaging technology and products.

The far-reaching agreement contains the following key elements:

* The Company is entering into a long-term exclusive arrangement with Sterling to develop new technologies and products for the medical diagnostic imaging marketplace. The first of these products is expected to enter the market in 1997.

* Sterling is acquiring the assets relating to hardware manufacturing, worldwide marketing, sales and servicing of Helios Laser Imaging systems from the Company.

* The Company is supplying Sterling with Helios media, a dry, digital film manufactured at its New Bedford, Mass. facility under a long-term supply agreement.

* The Company is acquiring a minority equity interest in Sterling's parent corporation.

The agreement is expected to close by the end of November. The Company expects to record a special charge of an estimated $15 million to $20 million in the fourth quarter of 1996 to cover an adjustment of inventory values, fixed assets, employee severance programs, and other costs associated with this agreement.

                        PART II.  OTHER INFORMATION
                        Item 1. - Legal Proceedings

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of September 29, 1996 and October 1, 1995 was $5.1 million and $5.2 million, respectively. The Company currently estimates that the majority of the $5.1 million amount reserved for environmental liabilities on September 29, 1996 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve.
The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

    During the third quarter of 1996, the Company filed a Current Report on Form 8-K, dated July 19, 1996.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             POLAROID CORPORATION
                             --------------------
                             (Registrant)






November 12, 1996            /s/ William J. O'Neill, Jr.
                                 -----------------------
                                 William J. O'Neill, Jr.
                                 Executive Vice President and
                                 Chief Financial Officer