Form 10-K
period 1996-12-31
POLAROID CORP
filed 1997-03-31
CIK 79326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

               Commission File Number 1-4085


                      POLAROID CORPORATION
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Delaware                       04-1734655
  -------------------------------         ----------------
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)        Identification No.)


549 Technology Square, Cambridge, Mass.            02139
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number,
     including area code:              (617) 386-2000
                                       --------------

Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange on
      Title of each class                   which registered
      -------------------                ------------------------
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

  Aggregate market value of voting stock held by non-affiliates
       as of March 7, 1997:   $1,916,161,960
                              --------------

Common Stock outstanding as of March 7, 1997:   44,822,502 shares
                                                -----------------

Documents incorporated by reference:
  Polaroid Corporation Annual Report to Stockholders
             for 1996   --  Parts I, II and IV

  Polaroid Corporation 1997 Proxy Statement,
             dated March 21, 1997  -- Part III

                             Part I

Item 1. Business

General
-------
Polaroid Corporation, a Delaware corporation founded in 1937, and its subsidiaries (the "Company") comprise a worldwide enterprise with 1996 sales of approximately $2.3 billion. The Company designs, manufactures and markets a variety of products primarily in instant image recording fields. The Company's products are used in amateur and professional photography, industry, graphic arts, science, medicine, government, and education.

Products
--------
The Company designs, manufactures and markets worldwide a variety of products, including more than 50 different types of film and over 100 types of photographic equipment including cameras, camera backs, film holders and specialized equipment designed for a broad range of applications in photographic imaging. These include instant photographic cameras and films, videotapes, conventional films, and light polarizing filters and lenses. Major instant camera lines consist of the Polaroid Spectra and OneStep cameras. Instant films include both integral and peel-apart films.

In addition, the Company is expanding its role in the market for digital imaging products. The Company's digital imaging products are marketed worldwide through distributors and directly to customers primarily for medical, graphic art and other business applications. Digital imaging products also include products for consumer digital imaging and desktop publishing.

Distribution
------------
Worldwide sales of imaging products are made by the Company to photographic stores, retail, food, drug, discount and department stores, wholesalers, original equipment manufacturers, independent agents and distributors. The Company's distributors include unrelated distributors and subsidiaries of the Company.

Competition
-----------
The worldwide market for imaging products is highly competitive in price, quality, service and product performance. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies.

Raw Materials and Supplies
--------------------------
Sufficient raw materials and supplies were available in 1996 to maintain operations of all manufacturing plants.

Research, Engineering and Development
-------------------------------------
The Company continues to place emphasis on research, engineering and development. The amount expended for research, engineering and development included in marketing, research, engineering and administrative expenses was $116.3 million during 1996, compared with $165.5 million in 1995 and $165.7 million in 1994.

Patents and Trademarks
----------------------
The Company continued to obtain patents in 1996 and initiated a process in 1996 of focusing attention on its substantial portfolio of more than 1,500 active U.S. patents in order to create value through licensing income. In the judgment of the Company, its patents are important to its business. The Company also owns a number of valuable trademarks, including "Polaroid", which are important to its business.

Environmental Compliance
------------------------
Approximately 7% of the Company's capital spending in 1997 will be for environmental compliance projects.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of December 31, 1996 was $4.0 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis.
The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Employees
---------
The Company had 10,046 and 11,662 employees at December 31, 1996 and 1995, respectively. These figures included approximately 50 worldwide temporary employees in 1996 and approximately 160 in 1995. In addition, the Company had non-employee temporary workers in the U.S. of approximately 870 and 800 at December 31, 1996 and 1995, respectively.

Information About Foreign and Domestic Operations and Significant
Customers
----------------------------------------------------------------
Please see note 13, "Business", on page 47 of the Polaroid
Corporation Annual Report to Stockholders for 1996 (the "Annual
Report").



Item 2. Properties

The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts, along with administrative offices, marketing, research and engineering functions. The Cambridge properties consist of approximately 1,020,000 square feet of space, which includes space owned in fee (308,000 square feet) and leased premises (712,000 square feet), under leases expiring between 1997 and 2003.* Approximately 62% of the Company's leased premises in Cambridge, Massachusetts is related to a lease which expires in June 1999. The Company intends to relocate administrative, marketing and some research and engineering functions in these leased premises to sites in Massachusetts which are currently owned or leased under long-term agreements by the Company. This relocation is expected to require the conversion of approximately 150,000 square feet of manufacturing space to office space.

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


                                    Approximate Space
  Location                            (Square Feet)
  ---------                        ------------------
  Waltham                               1,652,000
  Norwood                                 788,000
  New Bedford                             739,000
  Needham                                 548,000
  Newton                                  165,000
  Freetown                                137,000
  Bedford                                 125,000
                                        ----------
                                        4,154,000
                                        ==========

Approximately 92% of these U.S. manufacturing and warehousing facilities and the land they occupy are owned by the Company. The
Newton and Bedford facilities are 100% leased and 40,000 square feet of the Waltham site is leased.

The Company also currently maintains a network of three marketing and distribution centers (Chicago, Needham and Santa Ana) and seventeen regional sales offices in other locations throughout the U.S.

Principal manufacturing facilities outside the U.S. are located in Enschede, The Netherlands, Dumbarton, Scotland and Queretaro, Mexico. Following is a summary description of such facilities:

                                      Approximate Space
   Location                            (Square Feet)
  ----------------                    ------------------
  The Netherlands                          518,000
  Scotland                                 390,000
  Mexico                                   255,000
                                         ----------
                                         1,163,000
                                         ==========

Approximately 92% of these facilities are owned by the Company. This space also houses certain administrative and marketing activities. In addition, the Company assembles cameras and printed circuit boards for cameras in both China and Russia.

Marketing subsidiaries or sales offices are located in England, France, Germany, Italy, Scotland, Spain, Russia and other European countries. Additional marketing and distribution facilities are established in other regions in Canada, Latin and South America (Brazil, Mexico and Puerto Rico) and in numerous locations in the Asia Pacific region (Japan, Australia, Hong Kong, China, Korea and Malaysia).

During 1996, manufacturing facilities operated at reasonable levels of production capacity, with the exception of the Company's new coating facility which was brought on line in 1994 and is operating at low levels of production capacity. The Company is consolidating its coating facilities, shifting capacity from some of its oldest to its newer, more efficient facilities. The capacity of the Company's manufacturing facilities is sufficient to meet current demand for the Company's products.

All the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition. The facilities are suitable for the production of the Company's products.

The Company does not anticipate any difficulty in renewing outstanding leases or in finding satisfactory alternative premises.

Item 3. Legal Proceedings
Please see "Environmental Compliance" under Item 1. Business, above and note 14, "Contingencies", on page 48 of the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders
None in the fourth quarter of 1996.

                             Part II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters
Please see the table entitled "Quarterly Financial Data" on page 49 of the Annual Report.

Item 6. Selected Financial Data
Please see the table entitled "Ten Year Financial Summary" on pages 50 to 51, inclusive, of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please see the section entitled "Management's Discussion and Analysis of Operations" on pages 23 to 30, inclusive, of the Annual Report.

Item 8. Financial Statements and Supplementary Data
Please see the section entitled "Independent Auditors' Report" on page 31, the sections entitled "Financial Statements" on pages 32 to 35, inclusive and "Notes to Consolidated Financial Statements" on pages 36 to 48, inclusive, and the section entitled "Supplementary Financial Information" on pages 48 to 51, inclusive, of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                            Part III

Item 10. Directors and Executive Officers of the Registrant
a) Directors - Please see the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Polaroid Corporation 1997 Proxy Statement (the "Proxy Statement").

b) Executive Officers of the Registrant - Listed below are the executive officers of the Company. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.

Name              Office                                  Age
-------------------------------------------------------------------
Gary T. DiCamillo        Chairman of the Board
                             and Chief Executive Officer    46
Enrico I. Ancona         Executive Vice President           51
William J. O'Neill, Jr.  Executive Vice President
                             and Chief Financial Officer    54
Serafino Posa            Executive Vice President           42
Carole J. Uhrich         Executive Vice President           53
Robert M. Delahunt       Senior Vice President              62
Thomas M. Lemberg        Senior Vice President,
                            General Counsel and Secretary   50

Mr. DiCamillo joined the Company in October 1995 and was appointed Chairman of the Board and Chief Executive Officer in December 1995. Prior to joining the Company, he was employed at Black & Decker Corporation. From 1993 to 1995, he was Group Vice President of Black & Decker Corporation and President of its Power Tools and Accessories business. From 1988 to 1993, he was President of the North America Power Tools business at Black & Decker Corporation.

Mr. Ancona joined the Company in 1994 as Executive Vice President. Prior to joining the Company, he was employed at Digital Equipment Corporation from 1972 to 1994, the last eight years as Vice
President, Corporate Business Planning.

Mr. O'Neill joined the Company in 1969. He has served in various capacities and was elected to his present position as Executive Vice President and Chief Financial Officer in 1992.

Mr. Posa joined the Company in November 1996 as Executive Vice President. Prior to joining the Company, he was employed by Kraft Foods North America, a division of Philip Morris Companies since 1990. Prior to becoming Kraft's Senior Vice President for business development in 1996, he was Executive Vice President and General Manager of Kraft's All American Gourmet Co. unit from 1994 to 1996. He was Vice President for marketing at Kraft USA's grocery division from 1992 to 1994 and at Kraft's retail cheese division from 1990 to 1992.

Ms. Uhrich joined the Company in 1966. She has served in various capacities and was elected to her present position as Executive Vice President in March 1996.

Mr. Delahunt joined the Company in 1959. He has served in various capacities and was elected to his present position as Senior Vice
President in 1992.

Mr. Lemberg joined the Company as Senior Vice President, General
Counsel and Secretary in September 1996. Prior to joining the Company, he served as Vice President, General Counsel and Secretary at Lotus Development Corporation from 1985 to 1996.


c) Compliance With Section 16(a) of the Securities Exchange Act of 1934 - Form 3 Reporting Obligation - Please see the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934 - Form 3 Reporting Obligation" on page 24 of the Proxy Statement.


Item 11. Executive Compensation
Please see the section entitled "Executive Compensation" on pages 18 to 25, inclusive, of the Proxy Statement.

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


                               Part IV

Item 14. Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K
                                                           Page No.
a) 1. Financial Statements

       Independent Auditors' Report                         31*
       Consolidated Statement of Earnings
          for the years ended
          December 31, 1996, 1995 and 1994                  32*
       Consolidated Balance Sheet
          as of December 31, 1996 and 1995                  33*
       Consolidated Statement of Cash Flows
          for the years ended
          December 31, 1996, 1995 and 1994                  34*
       Consolidated Statement of Changes in
          Common Stockholders' Equity for the years
          ended December 31, 1996, 1995 and 1994            35*
       Notes to Consolidated Financial Statements          36-48*
       Supplementary Financial Information (Unaudited)     48-51*

a) 2. Financial Statement Schedule

         Independent Auditors' Report                        15
         Schedule II - Valuation and Qualifying Accounts     16

All other schedules are omitted as they are either not required or not applicable.

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

 4.8 Amendment dated as of June 30, 1993 to the Fifth Amendment dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Amendment to the Sixth Amendment included as Exhibit 10 to Polaroid Corporation's Form 8 (Supplement to Amendment No. 5 and redesignation thereof as Amendment No. 6 to the Form 8-A filed on September 15, 1986) as filed on July 2, 1993 is hereby incorporated herein by reference.)

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

10.6 Amendment and Waiver dated as of December 31, 1995 with respect to $150,000,000 Credit Agreement, dated as of August 24, 1994. (The Amendment included as Exhibit 10.6 to Polaroid Corporation Form 10-K for the year ended December 31, 1995 as filed on March 21, 1996 is hereby incorporated by reference.)

10.7 Amendment and Waiver dated as of December 31, 1995 with respect to $130,022,336 Amended and Restated Credit Agreement, dated as of November 29, 1994. (The Amendment included as Exhibit 10.7 to Polaroid Corporation Form 10-K for the year ended December 31, 1995 as filed on March 21, 1996 is hereby incorporated by reference.)

10.8*     Polaroid Incentive Plan For Executives, dated December 20,
     1996, effective January 1, 1996.

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

10.13 Polaroid Board of Directors Stock Option Plan, as amended December 18, 1995. (The Plan included as Exhibit 10.13 to Polaroid Corporation Form 10-K for the year ended December 31, 1995 as filed on March 21, 1996 is hereby incorporated by reference.)

10.14 Polaroid Board of Directors Retirement Plan, effective January 1, 1991 as amended June 13, 1991. (The Plan included as
     Exhibit 10.11 to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

10.15 Deferred Compensation Plan Trust Agreement dated May 17, 1995 between Polaroid Corporation and NationsBank. (The
     Agreement included as Exhibit 10.15 to Polaroid Corporation Form 10-K for the year ended December 31, 1995 as filed on March 21, 1996 is hereby incorporated by reference.)

10.16 Employment Agreement dated May 6, 1994 with Enrico I. Ancona. (The Agreement included as Exhibit 10.16 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.17 Employment Agreement dated October 20, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The Agreement included as
     Exhibit 10.1 to Polaroid Corporation Form 8-K as filed on
     January 16, 1996 is hereby incorporated herein by reference.)

10.18 Amendment of Employment Agreement dated as of December 21, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The Amendment included as Exhibit 10.2 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.19 Severance and retirement agreement dated November 10, 1995 between I. M. Booth and the Company. (The Agreement included as
     Exhibit 10.3 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.20 Severance and retirement agreement dated January 25, 1996 between Joseph R. Oldfield and the Company. (The Agreement included as Exhibit 10.22 to Polaroid Corporation Form 10-K for the year ended December 31, 1995 as filed on March 21, 1996 is hereby incorporated by reference.)

11*       Computation of earnings per share.

13*       Annual Report to Stockholders for 1996. (The Annual Report
     to Stockholders for 1996, except for the portions thereof which are specifically incorporated by reference in this report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report on Form 10-K.)

21*  Subsidiaries.

23*  Consent of KPMG Peat Marwick LLP.

27*  Financial Data Schedule.

____________________________
* Filed herewith.


 Exhibits are not included in copies of this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.


b)   Reports on Form 8-K
     During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K, dated December 11, 1996.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           POLAROID CORPORATION
                               (Registrant)
                           By   /s/Gary T. DiCamillo
                             ---------------------
                           Gary T. DiCamillo
                           Chairman of the Board and
                              Chief Executive Officer
                           March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ GARY T. DICAMILLO       Chairman of the Board     March 20, 1997
----------------------      and Chief Executive Officer;
GARY T. DICAMILLO           Director

/s/ WILLIAM J. O'NEILL, JR. Executive Vice President  March 20, 1997
----------------------      and Chief Financial
WILLIAM J. O'NEILL, JR.     Officer

/s/ CARL L. LUEDERS         Vice President            March 20, 1997
----------------------      and Controller
CARL L. LUEDERS

/s/ RALPH E. GOMORY         Director                  March 20, 1997
---------------------------
RALPH E. GOMORY

/s/ FRANK S. JONES          Director                  March 20, 1997
---------------------------
FRANK S. JONES

/s/ JOHN W. LOOSE           Director                  March 20, 1997
---------------------------
JOHN W. LOOSE

/s/ ALBIN F. MOSCHNER       Director                  March 20, 1997
---------------------------
ALBIN F. MOSCHNER

/s/ HENRY NECARSULMER       Director                  March 20, 1997
---------------------------
HENRY NECARSULMER

/s/ KENNETH H. OLSEN        Director                  March 20, 1997
---------------------------
KENNETH H. OLSEN

/s/ RONALD F. OLSEN         Director                  March 20, 1997
---------------------------
RONALD F. OLSEN

/s/ LESTER POLLACK          Director                  March 20, 1997
---------------------------
LESTER POLLACK

/s/ CHARLES P. SLICHTER     Director                  March 20, 1997
---------------------------
CHARLES P. SLICHTER

/s/ RALPH Z. SORENSON       Director                  March 20, 1997
---------------------------
RALPH Z. SORENSON

/s/ DELBERT C. STALEY       Director                  March 20, 1997
---------------------------
DELBERT C. STALEY

/s/ BERNEE D.L. STROM       Director                  March 20, 1997
---------------------------
BERNEE D.L. STROM

/s/ ALFRED M. ZEIEN         Director                  March 20, 1997
---------------------------
ALFRED M. ZEIEN

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
    POLAROID CORPORATION:

Under the date of January 28, 1997, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            /s/ KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 28, 1997

Polaroid Corporation and Subsidiary Companies
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1996, 1995 and 1994
(In millions)


                                 Additions
                             -----------------
Description      Balance     Charged   Charged   Deductions  Balance
                   at         to         to       Charged    End of
                 Beginning   Costs     Other         to      Period
                   of         and      Accounts  Reserves
                 Period     Expenses
--------------------------------------------------------------------
1996
Doubtful accounts  $20.2     $3.9      $ --      $ (8.8)      $15.3
Cash discounts       7.8       --       31.9      (30.9)        8.8
====================================================================
1995
Doubtful accounts  $16.8    $11.0      $ --      $ (7.6)      $20.2
Cash discounts       7.7       --       28.0      (27.9)        7.8
====================================================================
1994
Doubtful accounts  $15.7    $ 8.6      $ --      $ (7.5)      $16.8
Cash discounts       7.6       --       30.0      (29.9)        7.7
====================================================================