Form 10-Q
period 1997-03-30
POLAROID CORP
filed 1997-05-13
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        March 30, 1997
                                               -----------------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ----------  ---------

                          Commission File Number  1-4085


                         POLAROID CORPORATION
______________________________________________________________________
          (Exact name of registrant as specified in its charter)

         DELAWARE                                      04-1734655
   --------------------                          ----------------------
(State or other jurisdiction                     (I.R.S. Employer
incorporation or organization)                        Identification No.)

            549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
______________________________________________________________________

       (Address of principal executive offices)         (Zip Code)


 Registrant's telephone number, including area code:    (6l7) 386-2000
_____________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                    -----        -----

                 Shares of Common Stock, $1 par value,
           outstanding as of May 2, 1997: 44,904,787 shares
___________________________________________________________________

                     This document contains 16 pages.
                     Exhibit index appears on page 15

____________________________________________________________________

                    PART I.   FINANCIAL INFORMATION
                Item 1.   Financial Statements

           POLAROID CORPORATION AND SUBSIDIARY COMPANIES
       Condensed Consolidated Statement of Earnings             (Unaudited)
         Periods ended MARCH 30, 1997 and MARCH 31, 1996
              (In millions, except per share data)


                                                            First Quarter

                                                            1997         1996
                                                        --------     --------
Net sales:
   United States                                         $189.3       $178.0
   International                                          268.2        283.1
-----------------------------------------------------------------------------
Total net sales                                           457.5        461.1
-----------------------------------------------------------------------------

   Cost of sales                                          259.8        280.9

   Marketing, research, engineering
      and administrative expenses                         178.5        175.7

   Restructuring and other                                    -        110.0
-----------------------------------------------------------------------------
Total costs                                               438.3        566.6
-----------------------------------------------------------------------------
Profit/(loss) from operations                              19.2       (105.5)

   Other income                                            17.3         17.6

   Interest expense                                        11.4         11.6
-----------------------------------------------------------------------------

Earnings/(loss) before income taxes                        25.1        (99.5)

   Federal, state and foreign income
      tax expense/(benefit)                                 9.3        (38.8)
-----------------------------------------------------------------------------
Net earnings/(loss)                                       $15.8       ($60.7)
=============================================================================

Primary earnings/(loss) per common share                  $0.35       ($1.33)

Fully diluted earnings per common share                       *            *
-----------------------------------------------------------------------------
Cash dividends per common share                           $0.15        $0.15

Weighted average common shares used for primary
  earnings/(loss) per share calculation (in thousands)   45,345 **    45,572

Common shares outstanding
  at end of period (in thousands)                        44,829       45,520
=============================================================================

* Fully diluted earnings per share are not stated because they are greater than or equal to primary earnings per common share.

** The weighted average shares used to calculate primary earnings per common share include the dilutive effect of stock options outstanding.

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Statement of Earnings
                              (In millions)


                                    (Unaudited)                   (Unaudited)
                                      March 30,      December 31,   March 31,
Assets                                     1997           1996           1996
-----------------------------------------------------------------------------
Current assets
  Cash and cash equivalents               $29.5          $72.8         $104.6
  Short-term investments                    5.6            5.5            6.4
  Receivables                             502.3          535.2          437.7
  Inventories:
    Raw materials                          98.1          104.7          129.6
    Work-in-process                       218.0          225.3          245.0
    Finished goods                        232.7          218.8          275.9
-----------------------------------------------------------------------------
  Total inventories                       548.8          548.8          650.5
  Prepaid expenses and other assets       238.3          224.1          222.6
-----------------------------------------------------------------------------
Total current assets                    1,324.5        1,386.4        1,421.8
-----------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment   2,177.5        2,163.6        2,151.3
  Less accumulated depreciation         1,517.6        1,497.4        1,478.6
-----------------------------------------------------------------------------
  Net property, plant and equipment       659.9          666.2          672.7
-----------------------------------------------------------------------------
Deferred tax assets                        96.7           98.8          112.5
-----------------------------------------------------------------------------
Other assets                               51.2           50.2            8.8
-----------------------------------------------------------------------------
Total assets                           $2,132.3       $2,201.6       $2,215.8
=============================================================================


Liabilities and stockholders' equity
-----------------------------------------------------------------------------
Current liabilities
     Short-term debt                     $156.2         $124.9         $158.3
     Current portion of long-term debt     37.7           37.7           39.7
     Payables and accruals                251.2          310.5          245.3
     Compensation and benefits            207.4          238.4          275.9
     Federal, state and
        foreign income taxes               55.0           51.6           19.3
-----------------------------------------------------------------------------
Total current liabilities                 707.5          763.1          738.5
-----------------------------------------------------------------------------
Long-term debt                            497.0          489.9          526.8
-----------------------------------------------------------------------------
Accrued postretirement benefits           248.2          248.5          259.3

Accrued postemployment benefits            42.2           41.9           42.4
-----------------------------------------------------------------------------

Common stockholders' equity
     Common stock, $1 par value            75.4           75.4           75.4
     Additional paid-in capital           411.8          409.4          404.7
     Retained earnings                  1,466.9        1,457.8        1,458.4
     Cumulative translation adjustment    (29.7)             -              -
     Less:    Treasury stock, at cost   1,247.8        1,244.8        1,209.4
              Deferred compensation        39.2           39.6           80.3
-----------------------------------------------------------------------------
     Total common stockholders' equity    637.4          658.2          648.8
-----------------------------------------------------------------------------
Total liabilities and
     stockholders' equity              $2,132.3       $2,201.6       $2,215.8
=============================================================================

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
             Condensed Consolidated Statement of Cash Flows
          Periods Ended March 30, 1997 and March 31, 1996    (Unaudited)
                           (In millions)


Cash flows from operating activities             1997            1996
-----------------------------------------------------------------------
     Net earnings/(loss)                        $15.8          ($60.7)
     Depreciation of property, plant
        and equipment                            31.0            32.4
     Decrease in receivables                      5.1           106.5
     Increase in inventories                     (1.7)          (35.0)
     Increase in prepaids and other assets      (16.6)          (24.7)
     Decrease in payables and accruals          (44.5)          (24.8)
     Increase/(decrease) in compensation
        and benefits                            (31.3)           32.5
     Increase/(decrease) in federal, state
        and foreign income taxes payable          5.8           (26.5)
     Gain on sale of fixed assets                   -           (15.5)
     Other non cash items                        (9.5)           53.3
-----------------------------------------------------------------------
     Net cash provided/(used) by operations     (45.9)           37.5
-----------------------------------------------------------------------

Cash flows from investing activities
-----------------------------------------------------------------------
     Decrease in short-term investments             -             3.4
     Increase in other assets                    (1.0)              -
     Additions to property, plant
        and equipment                           (28.0)          (22.3)
     Proceeds from sale of fixed assets             -            22.1
-----------------------------------------------------------------------
     Net cash provided/(used) by
        investing activities                    (29.0)            3.2
-----------------------------------------------------------------------

Cash flows from financing activities
-----------------------------------------------------------------------
     Net decrease in short-term debt
        (maturities 90 days or less)              36.2             1.4
     Short-term debt having maturities
        more than 90 days
          Proceeds                                8.0              -
          Payments                               (8.3)             -
     Proceeds from issuances of long-term debt  295.6              -
     Repayments of long-term debt              (290.4)             -
     Cash dividends paid                         (6.7)           (6.8)
     Stock options exercised                      3.2             3.2
     Purchase of treasury stock                  (4.4)           (5.5)
-----------------------------------------------------------------------
     Net cash provided/(used) by financing       33.2            (7.7)
-----------------------------------------------------------------------

Effect of exchange rate changes on cash          (1.6)           (1.7)
-----------------------------------------------------------------------
Net increase/(decrease) in cash and cash        (43.3)           31.3

Cash and equivalents at beginning of period      72.8            73.3
-----------------------------------------------------------------------
Cash and cash equivalents at end of period      $29.5          $104.6

=======================================================================

              POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Statement of Earnings
               Periods ended MARCH 30, 1997 and MARCH 31, 1996
                     (In millions, except per share data)


                                                       First Quarter
                                                     1997         1996
                                                  ---------     ---------
Common stock

  Balance at the beginning of the period            $75.4         $75.4
                                                  ---------     ---------
  Balance at the end of the period                   75.4          75.4
-------------------------------------------------------------------------
Additional paid-in capital

  Balance at the beginning of the period            409.4         401.9
    Stock options exercised - tax benefit             0.5           0.5
    Issuance of shares in connection with stock       1.9           2.3
                                                  ---------     ---------
  Balance at the end of the period                  411.8         404.7
-------------------------------------------------------------------------
Retained earnings

  Balance at the beginning of the period          1,457.8       1,525.8
    Net earnings/(loss)                              15.8         (60.7)
    Dividends declared-common stock                  (6.7)         (6.8)
    ESOP dividend tax benefit received                  -           0.1
                                                 ---------     ---------
  Balance at the end of the period                1,466.9       1,458.4
-------------------------------------------------------------------------
Cumulative Translation Adjustment

  Balance at the beginning of the period                 -            -
    Currency Translation Adjustment                 (29.7)          0.0
                                                  ---------     ---------
  Balance at the end of the period                  (29.7)          0.0
-------------------------------------------------------------------------

Less:

  Treasury stock

    Balance at the beginning of the period        1,244.8       1,205.4
      Repurchase of common shares                     4.4           5.5
      Issuance of shares in connection
          with stock incentive plan                  (1.4)         (1.5)
                                                  ---------     ---------
    Balance at the end of the period              1,247.8       1,209.4
-------------------------------------------------------------------------
  Deferred compensation

    Balance at the beginning of the period           39.6          80.0
      Stock options - 1993                           (0.3)         (0.3)
      Restricted stock                               (0.1)          0.6
                                                 ---------     ---------
    Balance at the end of the period                 39.2          80.3
-------------------------------------------------------------------------
Total common stockholders' equity                  $637.4        $648.8
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

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the Company has determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies. This change did not have a material impact on the Company's statement of financial position as of January 1, 1997.

Restructuring Charges and Other
-------------------------------

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. This plan features three principal components -- program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax charge for restructuring and other expenses related to this plan was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,570 positions worldwide (approximately 810 from manufacturing and 760 from marketing, research, engineering and administrative functions).

The 1996 first quarter pre-tax charge of $110.0 million represents the balance of severance and pension enhancement costs and inventory write downs related to the December 1995 program. In the first quarter of 1996, the pre-tax costs related to the severance program were approximately $55.4 million. Additionally, approximately $44.6 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans.

Total cash severance payments related to the December 1995 program will be approximately $110.4 million. As of March 30, 1997, 1,289 of these terminations and $80.2 million of related cash severance payments were made. Approximately $14.0 million of related severance payments are expected to be paid in the second quarter of 1997. The remaining balance of cash severance payments of approximately $16.2 million is expected to be paid in the second half of 1997.

Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in
Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The March 30, 1997 and March 31, 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No.128, "Earning Per Share" (FAS 128). FAS 128 supersedes Accounting Principle Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

                       Independent Auditors' Report
                       ----------------------------

The Board of Directors
Polaroid Corporation

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiaries as of March 30, 1997 and March 31, 1996, and the related condensed consolidated statements of earnings, cash flows and changes in common stockholders' equity for the three-month periods ended March 30, 1997 and March 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             /s/ KPMG Peat Marwick LLP




Boston, Massachusetts
April 15, 1997

            Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations
          ------------------------------------------------

First Quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries were $457.5 million in the first quarter of 1997 compared with sales of $461.1 million in the first quarter of 1996. In the first quarter of 1997, worldwide shipments of instant film increased slightly and worldwide shipments of instant cameras decreased moderately compared with the same period last year. Worldwide shipments of conventional film were substantially higher and worldwide shipments of videotapes were slightly lower in the first quarter of 1997 than in the first quarter of 1996.

In the first quarter of 1997, sales in the United States were $189.3 million, an increase of 6% compared with $178.0 million in the first quarter of 1996. U.S. shipments of instant film increased slightly in the first quarter of 1997 compared to the same period a year ago. Shipments of instant cameras were up substantially in the first quarter of 1997 compared to the first quarter of 1996.

International sales decreased 5% to $268.2 million in the first quarter of 1997 from $283.1 million in the same period a year ago, primarily due to the negative impact of foreign currency translation. Excluding the impact of exchange, strong performances in the Asia Pacific region, particularly Japan, as well as in Mexico, more than offset a decline in Russia. Sales in developing markets increased by double digit percentages in the first quarter of 1997 compared to the same period a year ago. While the Company believes that developing markets in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results.

Gross margins as a percent of sales increased to 43% for the first quarter of 1997 from 39% for the first quarter of 1996. The increase in gross margin in the first quarter of 1997 reflects the impact of savings from restructuring and favorable pricing on instant film. Marketing, research, engineering and administrative expenses in the first quarter of 1997 and 1996 were $178.5 million and $175.7 million, respectively.

In December 1995, the Company announced a plan to make fundamental changes in its operating structure. This plan features three principal components -- program reductions in certain product, research and manufacturing areas; strategic refocusing of the Company's digital imaging businesses for the medical diagnostic and graphic arts markets; and a reduction in corporate overhead expenses. The total pre-tax charge for restructuring and other expenses related to this plan was $280.0 million. Of that amount, $110.0 million was recorded in the first quarter of 1996 and $170.0 million was recorded in the fourth quarter of 1995. The December 1995 early retirement and severance programs are expected to result in the elimination of a total of approximately 1,570 positions worldwide (approximately 810 from manufacturing and 760 from marketing, research, engineering and administrative functions).

The 1996 first quarter pre-tax charge of $110.0 million represents the balance of severance and pension enhancement costs and inventory write downs related to the December 1995 program. In the first quarter of 1996, the pre-tax costs related to the severance program were approximately $55.4 million. Additionally, approximately $44.6 million represents enhanced retirement benefits provided under the early retirement program that will be funded from the Company's pension plans.

---------------------------------

Total cash severance payments related to the December 1995 program will be approximately $110.4 million. As of March 30, 1997, 1,289 of these terminations and $80.2 million of related cash severance payments were made. Approximately $14.0 million of related severance payments are expected to be paid in the second quarter of 1997. The remaining balance of cash severance payments of approximately $16.2 million is expected to be paid in the second half of 1997.

Profit from operations was $19.2 million in the first quarter of 1997 compared to $4.5 million, excluding restructuring and other expenses of $110.0 million, in the first quarter of 1996. The increase in operating profit is primarily due to increased U.S. sales, reduced manufacturing costs and continued improvement in reducing losses in the Company's digital imaging businesses. Including the restructuring and other expenses, the loss from operations was $105.5 million in the first quarter of 1996.

Other income was $17.3 million and $17.6 million in the first quarter of 1997 and 1996, respectively. In the first quarter of 1997, other income included $15.8 million primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52) for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional. The change was adopted because of the Company's new operational and financial structure in Europe and the increased globalization of the Company's manufacturing since the initial adoption of FAS 52 in 1981. The Company does not expect similar gains of this magnitude to recur. In the first quarter of 1996, other income included a $15.5 million gain on the sale of real estate. Interest expense was $11.4 million and $11.6 million in the first quarter of 1997 and 1996, respectively.

For the first quarter of 1997, the effective tax rate was 37%, compared with 39% for the same period last year. The net after-tax foreign currency exchange gain from balance sheet translation amounted to $9.9 million, or $.22 per common share in the first quarter of 1997.

Net earnings for the first quarter of 1997 was $15.8 million, or $.35 primary earnings per common share compared with a net loss of $60.7 million, or $1.33 primary loss per common share for the first quarter of 1996. Excluding the net after-tax foreign currency exchange gain from balance sheet translation in the first quarter of 1997, earnings per share were $.13 compared to $.07 loss per share before charges for restructuring and other expenses and a gain on the sale of real estate in the first quarter of 1996.

Financial Liquidity and Capital Resources
-----------------------------------------

As of March 30, 1997, the Company's cash and cash equivalents and short-term investments amounted to $35.1 million, compared to $78.3 million at December 31, 1996. In addition, working capital decreased to $617.0 million at March 30, 1997 from $623.3 at December 31, 1996. The primary source for cash in the first quarter of 1997 was net cash provided by financing activities. Capital spending during the first quarter of 1997 of $28.0 million was less than depreciation expense of $31.0 million. Total capital expenditures in 1997 are expected to be approximately $120.0 million.

-----------------------------------------------------

During the first quarter of 1997, the Company also expended cash to make severance payments of approximately $12.8 million under the December 1995 severance program, to purchase $4.4 million of the Company's common stock and to pay $6.7 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program will be approximately $110.4 million of which approximately $14.0 million is expected to be paid in the second quarter of 1997. The remaining balance of cash severance payments of approximately $16.2 million is expected to be paid in the second half of 1997.

As of March 31, 1996, cash and cash equivalents and short-term investments
were $111.0 million and working capital was $683.3 million.   During the
period from March 31, 1996 to March 30, 1997, net cash provided by operating activities was more than offset by cash used by investing and financing activities. Capital spending during the period from March 31, 1996 to March 30, 1997 was $127.5 million, which exceeded depreciation expense of $116.9 million. The Company expended cash during the twelve month period from March 31, 1996 to March 30, 1997 to make cash severance payments under the 1995 first quarter and the December 1995 severance programs, to purchase the conversion rights of the Company's $140.0 million Subordinated Convertible Debentures, to reduce borrowings, to purchase treasury stock, and to pay dividends to common stockholders.

In the first quarter of 1997, the Company replaced its $150.0 million committed line of credit with a $350.0 million committed line of credit. The line of credit is available for general corporate purposes and expires in 2001. At the end of the first quarter of 1997 and 1996, there were no borrowings under these facilities. Gross borrowings from uncommitted lines of credit for international operations were $156.2 million and $158.3 million at the end of the first quarter of 1997 and 1996, respectively. Cash balances of $15.4 million at March 30, 1997 were required to support international borrowings and no such balances were required at March 31, 1996. Additional available, uncommitted lines of credit for international operations were $74.4 million and $128.4 million at March 30, 1997 and March 31, 1996, respectively. As of March 30, 1997 and March 31, 1996, additional available, uncommitted lines of credit for U.S operations were $190.0 million and $160.0 million, respectively, and there were no borrowings from these lines of credit.

In January 1997, the Company issued $300.0 million of debt securities consisting of $150.0 million 7-1/4% Notes due January 15, 2007 and $150 million 6_% Notes due January 15, 2002. The net proceeds from the sale of the Notes were used primarily for the payment of $150.0 million principal amount of 7-1/4% Notes due January 15, 1997 and to exercise its right to repurchase the remaining principal amount of $139.5 million Debentures. The Company also has available $200.0 million of unsold debt securities remaining from its existing shelf registration available for general corporate purposes. The Company's available borrowing capacity is limited by certain debt covenants.

During the first quarter of 1997, the Company repurchased 100,000 shares of its common stock for $4.4 million. In the first quarter of 1996, the Company repurchased 135,000 shares of its common stock for $5.5 million. As of March 30, 1997, the unexpended balance under the Company's $100.0 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $37.2 million. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

-----------------------------------------------------

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


Foreign Currency Exchange
-------------------------

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract currency exchange movement is primarily dependent on pricing.

Effective January 1, 1997, the Company has determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies.

To minimize the adverse impact of currency fluctuations on its net assets denominated in a currency other than its functional currency (nonfunctional), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's nonfunctional net asset position and the relative strength of the functional currency as compared to nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At March 30, 1997, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $115.5 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. There were no currency exchange swap contracts outstanding at March 30, 1997.

-------------------------------------

When the Company may not have sufficient flexibility to increase prices in the local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed one year. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. No option contracts were outstanding at March 30, 1997.

The Company maintains a Monetary Control Center (the MCC), which operates under written policies and procedures defining day-to-day operating guidelines, including exposure limits, to contract for the nonfunctional currency-denominated borrowings, foreign exchange swaps and call options described above. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's management. The MCC publishes monthly reports to the Company's management detailing the foreign currency activities it has engaged in for the prior month.


Impact of Inflation
-------------------
Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.


New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No.128, "Earning Per Share" (FAS 128). FAS 128 supersedes Accounting Principle Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of March 30, 1997 and March 31, 1996 was $4.0 million and $5.2 million, respectively. The Company currently estimates that the majority of the $4.0 million amount reserved for environmental liabilities on March 30, 1997 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

                  Item 6.  Exhibits and Reports on Form 8-K
                  -----------------------------------------

 (a)           Exhibits:

       (4) Indenture dated as of January 9, 1997 between Polaroid Corporation and State Street Bank and Trust Company, as Trustee, including form of Note.
    (10.1) $350,000,000 Credit Agreement dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein.
    (10.2) The Polaroid Board of Directors Stock Plan, effective January 1, 1997 dated as of March 27, 1997.
    (10.3) The Polaroid Board of Directors Retirement Plan, effective January 1,1997 as amended May 12, 1997.
    (10.4) The 1993 Polaroid Stock Incentive Plan, effective March 19, 1997 as amended March 27, 1997.
    (10.5) Executive Deferred Compensation Plan, effective January 1, 1997 dated as of May 12, 1997.
    (10.6) Polaroid Non-Qualified Deferred Compensation Trust dated as of March 31, 1997 between Polaroid Corporation and State Street Bank and Trust Company.
    (10.7) Employment Agreement dated as of April 29, 1997 between Polaroid Corporation and Serafino Posa.
    (10.8) Employment Agreement dated as of May 12, 1997 between Polaroid Corporation and Thomas M. Lemberg.
    (10.9) Employment Agreement amended and restated as of May 12, 1997 between Polaroid Corporation and Gary T. DiCamillo.
   (10.10) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and William J. O'Neill, Jr.
   (10.11) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Carole J. Uhrich.
   (10.12) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Robert M. Delahunt.
      (11)   Computation of earnings per share.
      (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.
      (27)   Financial Data Schedule

Exhibits are not included in copies of this Form 10-Q except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.



(b) Reports on Form 8-K:

          During the first quarter of 1997, the Company did not file any reports on Form 8-K.

                             SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                -----------------------------------
                                (Registrant)






   May 12, 1997                 /s/ William J. O'Neill, Jr.
   ------------                 -----------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer