Form 10-Q
period 1997-06-29
POLAROID CORP
filed 1997-08-13
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        June 29, 1997
                                               -------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                ------------   -----------

                          Commission File Number  1-4085
                                                ---------



                           POLAROID CORPORATION
____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
------------------------------                        --------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
____________________________________________________________________________

                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code: (6l7)  386-2000
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


                  Shares of Common Stock, $1 par value,
             outstanding as of August 1, 1997: 45,559,641 shares

__________________________________________________________________________

                     This document contains 18 pages.
                    Exhibit index appears on page 17.

______________________________________________________________________________

                      Part 1. FINANCIAL INFORMATION

                         Item 1.   Financial Statements

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                Condensed Consolidated Statement of Earnings    (Unaudited)
                Periods ended JUNE 29, 1997 and JUNE 30, 1996
                      (In millions, except per share data)


                               Second Quarter              Six Months

                                1997       1996            1997         1996
                                ----       ----            ----         ----
Net sales:
  United States                $294.0     $277.3          $483.3       $455.3
  International                 270.9      304.3           539.1        587.4
------------------------------------------------------------------------------
Total net sales                 564.9      581.6         1,022.4      1,042.7
------------------------------------------------------------------------------
  Cost of sales                 304.9      321.7           565.0        602.6

  Marketing, research, engineering and
    administrative expenses     195.8      203.8           373.9        379.5
  Restructuring and other           -          -               -        110.0
 ------------------------------------------------------------------------------
Total costs                     500.7      525.5           938.9      1,092.1
------------------------------------------------------------------------------
Profit/(loss) from operations    64.2       56.1            83.5        (49.4)

  Other income / (expense)       (0.3)       4.3            16.9         21.9

  Interest expense               11.5       11.7            22.9         23.3
------------------------------------------------------------------------------

Earnings/(loss)
     before income taxes         52.4       48.7            77.5        (50.8)

  Federal, state and foreign income
    tax expense/(benefit)        17.8       20.2            27.1        (18.6)
------------------------------------------------------------------------------
Earnings/(loss) before
  extraordinary item             34.6       28.5            50.4        (32.2)

Extraordinary Item                  -      (54.5)              -        (54.5)
------------------------------------------------------------------------------

Net earnings/(loss)             $34.6     ($26.0)          $50.4       ($86.7)
==============================================================================


Primary earnings/(loss) per common share:
Earnings/(loss) before extrao   $0.76      $0.63           $1.11       ($0.70)

Extraordinary Item                  -     ($1.20)              -       ($1.20)
------------------------------------------------------------------------------
Net earnings/(loss)             $0.76     ($0.57)          $1.11       ($1.90)



Fully diluted earnings
   per common share             $0.75          *           $1.10            *

Cash dividends
   per common share             $0.15      $0.15           $0.30        $0.30

Weighted average common shares used for primary
  earnings/(loss) per share calculation
  (in thousands)  **           45,687     45,498          45,547       45,535

Common shares outstanding at end
 of period (in thousands)      45,251     45,543          45,251       45,543

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

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                   Condensed Consolidated Balance Sheet
                                 (In millions)


                                    (Unaudited)                    (Unaudited)
                                        June 29,     December 31,     June 30,
Assets                                     1997           1996           1996
------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents               $66.0          $72.8          $39.3
  Short-term investments                    8.2            5.5            5.5
  Receivables                             554.4          535.2          512.9
  Inventories:
    Raw materials                          99.9          104.7          123.8
    Work-in-process                       221.8          225.3          253.9
    Finished goods                        239.8          218.8          273.5
------------------------------------------------------------------------------
Total inventories                         561.5          548.8          651.2
  Prepaid expenses and other assets       253.7          224.1          213.9
------------------------------------------------------------------------------
Total current assets                    1,443.8        1,386.4        1,422.8
------------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment   1,982.1        2,163.6        2,165.6
  Less accumulated depreciation         1,326.2        1,497.4        1,499.0
------------------------------------------------------------------------------
Net property, plant and equipment         655.9          666.2          666.6
------------------------------------------------------------------------------
Deferred tax assets                        96.7           98.8          112.9
------------------------------------------------------------------------------
Other assets                               61.6           50.2            7.6
------------------------------------------------------------------------------
Total assets                           $2,258.0       $2,201.6       $2,209.9
==============================================================================


Liabilities and stockholders' equity
------------------------------------------------------------------------------
Current liabilities
  Short-term debt                        $217.5         $124.9         $201.5
  Current portion of long-term debt           -           37.7          208.1
  Payables and accruals                   307.9          310.5          247.2
  Compensation and benefits               184.4          238.4          254.5
  Federal, state and foreign income taxes  59.0           51.6           31.1
------------------------------------------------------------------------------
Total current liabilities                 768.8          763.1          942.4
------------------------------------------------------------------------------
Long-term debt                            496.3          489.9          339.8
------------------------------------------------------------------------------

Accrued postretirement benefits           248.4          248.5          250.8

Accrued postemployment benefits            42.5           41.9           41.5

------------------------------------------------------------------------------
Common stockholders' equity
  Common stock, $1 par value               75.4           75.4           75.4
  Additional paid-in capital              423.1          409.4          407.6
  Retained earnings                     1,494.8        1,457.8        1,425.6
  Cumulative translation adjustments      (28.1)             -              -
  Less: Treasury stock, at cost         1,243.3        1,244.8        1,212.6
        Deferred compensation              19.9           39.6           60.6
------------------------------------------------------------------------------
  Total common stockholders' equity       702.0          658.2          635.4
------------------------------------------------------------------------------
Total liabilities and
     stockholders' equity              $2,258.0       $2,201.6       $2,209.9
==============================================================================

                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
           Condensed Consolidated Statement of Cash Flows  (Unaudited)
              Periods Ended June 29, 1997 and June 30, 1996
                             (In millions)

Cash flows from operating activities                       1997         1996
------------------------------------------------------------------------------
     Net earnings/(loss)                                  $50.4       ($86.7)
     Depreciation of property, plant and equipment         62.1         62.4
     (Increase)/decrease in receivables                   (53.3)        28.9
     Increase in inventories                              (19.4)       (35.7)
     Increase in prepaids and other assets                (31.6)       (15.8)
     Increase/(decrease) in payables and accruals          14.3        (21.1)
     Increase/(decrease) in compensation and benefi       (58.0)         0.7
     Increase/(decrease) in federal, state and
          foreign income taxes payable                     13.4        (13.9)
     Gain on sale of real estate                              -        (19.7)
     Other non cash items                                  25.1         76.2
------------------------------------------------------------------------------
     Net cash provided/(used) by operating activiti         3.0        (24.7)
------------------------------------------------------------------------------


Cash flows from investing activities
------------------------------------------------------------------------------
     (Increase)/decrease in short-term investments         (2.7)         4.3
     Increase in other assets                             (11.4)           -
     Additions to property, plant and equipment           (55.8)       (48.2)
     Proceeds from sale of fixed assets                     0.1         28.2
------------------------------------------------------------------------------
     Net cash used by investing activities                (69.8)       (15.7)


Cash flows from financing activities
------------------------------------------------------------------------------
     Net increase in short-term
             debt (maturities 90 days or less)             91.9         45.8
     Short-term debt having maturities more than 90 days
          Proceeds                                         20.3            -
          Payments                                        (17.1)           -
     Proceeds from issuances of long-term debt            296.5            -
     Repayments of long-term debt                        (327.8)       (19.6)
     Cash dividends paid                                  (13.5)       (13.7)
     Stock options exercised                               17.2          7.1
     Purchase of treasury stock                            (5.4)       (10.4)
------------------------------------------------------------------------------
Net cash provided by financing activities                  62.1          9.2
------------------------------------------------------------------------------

Effect of exchange rate changes on cash                    (2.1)        (2.8)
------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                  (6.8)       (34.0)

Cash and equivalents at beginning of period                72.8         73.3
------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $66.0        $39.3
==============================================================================

            POLAROID CORPORATION AND SUBSIDIARY COMPANIES
 Condensed Consolidated Statement of Changes in Common Stockholders' Equity
          Periods Ended June 29, 1997 and June 30, 1996 (Unaudited)
                           (In millions)

                                        Second Quarter          Six Months
                                         1997       1996      1997       1996
------------------------------------------------------------------------------
Common stock
  Balance at the beginning
     of the period                     $75.4      $75.4      $75.4      $75.4
                                     -------    -------    -------    -------
  Balance at the end of the period      75.4       75.4       75.4       75.4
------------------------------------------------------------------------------

Additional paid-in capital
  Balance at the beginning
     of the period                     411.8      404.7      409.4      401.9
    Stock options exercised - tax        3.0        0.6        3.5        1.1
    Issuance of shares in connection
       with stock incentive plan         8.3        2.3       10.2        4.6
                                     -------    -------    -------    -------
  Balance at the end of the period     423.1      407.6      423.1      407.6
------------------------------------------------------------------------------
Retained earnings
  Balance at the beginning
     of the period                   1,466.9    1,458.4    1,457.8    1,525.8
    Net earnings/(loss)                 34.6      (26.0)      50.4      (86.7)
    Dividends declared-common stock     (6.8)      (6.9)     (13.5)     (13.7)
    ESOP dividend tax
          benefit received               0.1        0.1        0.1        0.2
                                     -------    -------    -------    -------
  Balance at the end of the period   1,494.8    1,425.6    1,494.8    1,425.6
------------------------------------------------------------------------------
Cumulative translation adjustment
  Balance at the beginning
     of the period                     (29.7)         -          -          -
    Currency translation adjustment      1.6          -      (28.1)         -
                                     -------    -------    -------    -------
  Balance at the end of the period     (28.1)         -      (28.1)         -
------------------------------------------------------------------------------
Less:
 Treasury stock
   Balance at the beginning
       of the period                 1,247.8    1,209.4    1,244.8    1,205.4
    Repurchase of common shares          1.0        4.9        5.4       10.4
    Issuance of shares in connection
         with stock incentive plan      (5.5)      (1.7)      (6.9)      (3.2)
                                     -------    -------    -------    -------
   Balance at the end of the period  1,243.3    1,212.6    1,243.3    1,212.6
------------------------------------------------------------------------------
 Deferred compensation
   Balance at the beginning
       of the period                    39.2       80.3       39.6       80.0
    Stock options - 1993                (0.3)      (0.2)      (0.6)      (0.5)
    Restricted stock                    (0.1)      (0.1)      (0.2)       0.5
    ESOP Trust                         (18.9)     (19.4)     (18.9)     (19.4)
                                     -------    -------    -------    -------
   Balance at the end of the period     19.9       60.6       19.9       60.6
------------------------------------------------------------------------------
Total common stockholders' equity     $702.0     $635.4     $702.0     $635.4
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

Total cash severance payments related to the December 1995 program will be approximately $110.4 million. As of June 29, 1997, 1,516 of these terminations and $91.6 million of related cash severance payments were made. The remaining balance of cash severance payments of approximately $18.8 million is expected to be paid in the second half of 1997.

Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The June 29, 1997 and June 30, 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 128, "Earning Per Share" (FAS 128). FAS 128 supersedes Accounting Principle Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

                           Independent Auditors' Report
                           ----------------------------


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of June 29, 1997 and June 30, 1996, and the related condensed consolidated statements of earnings for the three and six-month periods then ended and cash flows and changes in common stockholders' equity for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Boston, Massachusetts
July 16, 1997

               Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Second Quarter Results
----------------------

Worldwide sales of Polaroid Corporation and its subsidiaries were $564.9 million in the second quarter of 1997 compared with sales of $581.6 million in the second quarter of 1996. In the second quarter of 1997, worldwide shipments of instant film decreased moderately while worldwide shipments of instant cameras increased moderately compared with the same period last year.
Worldwide shipments of conventional film were moderately higher and worldwide shipments of videotapes were significantly lower in the second quarter of 1997 than in the second quarter of 1996.

In the second quarter of 1997, sales in the United States were $294.0 million, an increase of 6% compared with $277.3 million in the second quarter of 1996. U.S. shipments of instant film were flat in the second quarter of 1997 compared to the same period a year ago. However, shipments of instant cameras were up substantially in the second quarter of 1997 compared to the second quarter of 1996.

International sales decreased to $270.9 million in the second quarter of 1997 from $304.3 million in the same period a year ago. These sales were adversely affected by the U.S. dollar, which strengthened approximately 13% against the Japanese yen and the German mark, compared to the second quarter of 1996. Also, international sales were negatively affected by sales in Russia, which were substantially lower than in the second quarter of 1996. However, the majority of developing markets continued to show growth and the mature markets, particularly Japan, also experienced healthy revenue growth in local currencies. While the Company believes that developing markets in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results.

Gross margins as a percent of sales increased to 46% for the second quarter of 1997 from 45% for the second quarter of 1996. Marketing, research, engineering and administrative expenses in the second quarter of 1997 and 1996 were $195.8 million and $203.8 million, respectively.

Profit from operations increased 14% to $64.2 million in the second quarter of 1997 from $56.1 million in the second quarter of 1996. The increase in operating profit is primarily attributable to lower overhead costs, reduced manufacturing costs from restructuring and continued improvement in reducing losses in the Company's digital imaging businesses.

In the second quarter of 1997, other expense was $.3 million compared to other income of $4.3 million in the second quarter of 1996. Other income in the second quarter of 1996 includes a $4.2 million gain on the sale of real estate. Interest expense was $11.5 million and $11.7 million in the second quarter of 1997 and 1996, respectively.

Income tax expense was $17.8 million in the 1997 second quarter compared to $20.2 million in the 1996 second quarter. The effective tax rate decreased to 34% in the second quarter of 1997 from 41% in the second quarter of 1996 due to changes in the Company's financial and operational structure.

----------------------------------

Second quarter 1997 net earnings were $34.6 million, or $.76 primary earnings per common share, a 33% increase versus the comparable second quarter 1996 earnings of $26.0 million, or $.57 primary earnings per common share. The second quarter 1996 comparable earnings exclude an extraordinary loss of $54.5 million, or $1.20 primary loss per common share and a pre-tax $4.2 million gain on the sale of real estate, or $.06 per common share and its related tax effect. With the extraordinary loss and gain on the sale of real estate, the net loss for the second quarter of 1996 was $26.0 million, or a $.57 primary loss per common share.

In second quarter of 1996, the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the 8% Subordinated Convertible Debentures due 2001 (the Debentures.) The transaction was determined to be a substantive modification of the terms of the Debentures and was accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million. The remaining principal balance of the Debentures were repurchased in the fourth quarter of 1996.

Fully diluted earnings per common share for the second quarter of 1997 was $.75 and were not reported for the second quarter of 1996 because they were greater than primary earnings per common share.


Six Month Review
----------------

Worldwide sales for the first six months of 1997 decreased 2% to $1.02 billion from $1.04 billion for the first six months of 1996. In the first half of 1997, worldwide shipments of instant film decreased slightly while worldwide shipments of instant cameras were flat compared with the same period last year. Worldwide shipments of conventional film were significantly higher while worldwide shipments of videotapes were moderately lower in the first half of 1997 than in the first half of 1996.

U.S. sales increased 6% to $483.3 million for the first six months of 1997 compared to $455.3 million for the same period in 1996. In the first half of 1997, instant film shipments in the U.S. were flat and instant camera shipments in the U.S. were substantially higher than in the first half of 1996.

International sales decreased 8% to $539.1 million for the first six months of 1997 compared to $587.4 million for the same period in 1996, due to the adverse impact of foreign currency translation and a substantial decline in sales in Russia. International shipments of instant cameras decreased significantly and instant film decreased moderately during the first half of 1997 compared to the same period last year.

Gross margin as a percent of sales was 45% for the first six months of 1997 and 42% for the first six months of 1996. The increase in gross margin reflects the impact of savings from restructuring and favorable pricing on instant film. Marketing, research, engineering and administrative expenses for the first six months of 1997 decreased to $373.9 million from $379.5 million in the first six months of 1996.

----------------------------

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

Profit from operations was $83.5 million in the first six months of 1997 compared to $60.6 million, excluding restructuring and other expenses of $110.0 million, in the first six months of 1996. The increase in operating profit is primarily due to higher U.S. sales, reduced manufacturing costs and continued improvement in reducing losses in the Company's digital imaging businesses. Including the restructuring and other expenses, the loss from operations was $49.4 million in the first half of 1996.

Other income for the first six months of 1997 was $16.9 million compared to $21.9 million for the first six months of 1996. In the first half of 1997, other income includes $15.8 million primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52) for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional. The change was adopted because of the Company's new operational and financial structure in Europe and the increased globalization of the Company's manufacturing since the initial adoption of FAS 52 in 1981. Other income in the first half of 1996 includes a $19.7 million gain on the sale of real estate. Interest expense was $22.9 million and $23.3 million in the first six months of 1997 and 1996, respectively.

Income tax expense was $27.1 million in the first half of 1997 compared to a tax benefit of $18.6 million in the same period a year ago. For the first half of 1997, the effective tax rate was 35%, compared to 37% for the first half of 1996.

For the first half of 1997, net earnings were $50.4 million compared to a loss before extraordinary item for the first half of 1996 of $32.2 million. As discussed in the section above "Second Quarter Results", the Company recorded an extraordinary loss of $54.5 million in the first half of 1996. In the first half of 1996, the net loss was $86.7 million.

On a primary basis, earnings per common share were $1.11 in the first six months of 1997 compared to a $.70 loss before extraordinary item in the same period a year ago. In the first half of 1996, the extraordinary item was a $1.20 loss per common share. The net loss in the first half of 1996 was $1.90 per common share. Fully diluted earnings per common share were $1.10 per share for the first half of 1997 and were not reported for the first half of 1996 because they were greater than primary earnings per common share.

Financial Liquidity and Capital Resources
-----------------------------------------

As of June 29, 1997, the Company's cash and cash equivalents and short-term investments amounted to $74.2 million, compared to $78.3 million at December 31, 1996. In addition, working capital increased to $675.0 million at June 29, 1997 from $623.3 at December 31, 1996. The primary source for cash in the first half of 1997 was net cash provided by financing activities. Capital spending during the first half of 1997 of $55.8 million was less than depreciation expense of $62.1 million. Total capital expenditures in 1997 are expected to be approximately $120.0 million.

During the first half of 1997, the Company also expended cash to make severance payments of approximately $24.2 million under the December 1995 severance program, to purchase $5.4 million of the Company's common stock and to pay $13.5 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program will be approximately $110.4 million. The remaining balance of cash severance payments of approximately $18.8 million is expected to be paid in the second half of 1997.

As of June 30, 1996, cash and cash equivalents and short-term investments were $44.8 million and working capital was $480.4 million. During the period from June 30, 1996 to June 29, 1997, net cash provided by operating activities more than offset cash used by investing and financing activities. Capital spending during the period from June 30, 1996 to June 29, 1997 was $129.4 million, which exceeded depreciation expense of $118.0 million. The Company expended cash during the twelve month period from June 30, 1996 to June 29, 1997 to make cash severance payments under the 1995 first quarter and the December 1995 severance programs, to purchase the conversion rights of the Company's $140.0 million Subordinated Convertible Debentures, to purchase treasury stock, and to pay dividends to common stockholders.

In the first quarter of 1997, the Company replaced its $150.0 million committed line of credit with a $350.0 million committed line of credit. The line of credit is available for general corporate purposes and expires in 2001. At the end of the second quarter of 1997 and 1996, there were no borrowings under these committed facilities. Gross borrowings from uncommitted lines of credit for international operations were $184.5 million and $146.5 million at the end of the second quarter of 1997 and 1996, respectively. Cash balances of $22.6 million at June 29, 1997 were required to support international borrowings and no such balances were required at June 30, 1996. Additional available, uncommitted lines of credit for international operations were $60.1 million and $145.9 million at June 29, 1997 and June 30, 1996, respectively. Gross borrowings from uncommitted lines of credit for U.S. operations were $33.0 million and $55.0 million at the end of the second quarter of 1997 and 1996, respectively. As of June 29, 1997 and June 30, 1996, additional available, uncommitted lines of credit for U.S operations were $157.0 million and $105.0 million, respectively.

In January 1997, the Company issued $300.0 million of debt securities consisting of $150.0 million 7-1/4% Notes due January 15, 2007 and $150 million 6-3/4% Notes due January 15, 2002. The net proceeds from the sale of the Notes were used primarily for the payment of $150.0 million principal amount of 7-1/4% Notes due January 15, 1997 and to exercise its right to repurchase the remaining principal amount of $139.5 million Debentures. The Company also has available $200.0 million of unsold debt securities remaining from its existing shelf registration available for general corporate purposes. The Company's available borrowing capacity is limited by certain debt covenants.

-----------------------------------------------------

During the second quarter of 1997, the Company repurchased 27,500 shares of its common stock for $1.0 million. In the second quarter of 1996, the Company repurchased 109,765 shares of its common stock for $4.9 million. As of June 29, 1997, the unexpended balance under the Company's $100.0 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $36.2 million. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

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

To minimize the adverse impact of currency fluctuations on its net assets denominated in a currency other than its functional currency (nonfunctional), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's nonfunctional net asset position and the relative strength of the functional currency as compared to nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At June 29, 1997 and June 30, 1996, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $166.6 million and $126.9 million, respectively.

-------------------------------------

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. There were no currency exchange swap contracts outstanding at June 29, 1997. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $6.6 million at June 30, 1996.

When the Company may not have sufficient flexibility to increase prices in the local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company does not buy call options which can be exercised prior to the expiration date, nor does it write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. At June 29, 1997, option contracts with a notional value of $229.0 million were outstanding.

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

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of June 29, 1997 and June 30, 1996 was $4.0 million and $5.1 million, respectively. The Company currently estimates that the majority of the $4.0 million amount reserved for environmental liabilities on June 29, 1997 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Item 4.  Submission of Matters to Vote of Security Holders

On May 6, 1997 the Company held its annual meeting of stockholders. The owners of 92% of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following are the voting results for the meeting:

  * the stockholders approved the Board of Directors Stock Plan with 33,873,143 votes in favor, 4,341,421 votes against, 387,972 abstentions and broker nonvotes.

  * the stockholders approved the amendments to the 1993 Stock Incentive Plan with 26,889,867 votes in favor, 11,343,031 votes against, 355,038 abstentions and broker nonvotes.

  * the stockholders ratified the appointment of KPMG Peat Marwick LLP, Independent Public Accountants, as the Company's auditors for 1997 with 40,308,638 votes in favor, 610,822 votes against, 252,415 abstentions and broker nonvotes.

  * the stockholders elected the nominated slate of directors to hold office until the next annual meeting with the following votes:


                                             For               Withheld
                                          ----------          ---------
          Gary T. DiCamillo               39,710,852          1,416,023
          Ralph E. Gomory                 35,282,085          5,889,790
          Frank S. Jones                  39,553,213          1,618,662
          John W. Loose                   35,421,857          5,750,018
          Albin F. Moschner               39,733,415          1,438,460
          Kenneth H. Olsen                39,538,822          1,633,053
          Ronald F. Olsen                 39,699,668          1,472,207
          Ralph Z. Sorenson               39,548,605          1,623,270
          Delbert C. Staley               39,552,907          1,618,968
          Bernee D.L. Strom               39,711,993          1,459,882
          Alfred M. Zeien                 39,593,161          1,578,714

                Item 6.  Exhibits and Reports on Form 8-K
                -----------------------------------------

(a) Exhibits:

  (10) Amendment No. 1 dated as of May 30, 1997 to the $350,000,000 Credit Agreement dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein.

  (11)    Computation of earnings per share.

  (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

  (27)    Financial Data Schedule




(b) Reports on Form 8-K:

          During the second quarter of 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                --------------------
                                (Registrant)






   August 11, 1997              /s/ William J. O'Neill, Jr.
   ---------------              --------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer