Form 10-Q
period 1997-09-28
POLAROID CORP
filed 1997-11-13
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        September 28, 1997
                                                ---------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------    -----------

                          Commission File Number  1-4085
                                                  ------


                           POLAROID CORPORATION
___________________________________________________________________________
          (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
--------------------------------                   ------------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS  02139
___________________________________________________________________________

                (Address of principal executive offices)         (Zip Code)

          Registrant's telephone number, including area code: (781)386-2000
___________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                    ------        ------

                   Shares of Common Stock, $1 par value,
      outstanding as of October 31, 1997: 44,889,929 shares
___________________________________________________________________________
                     This document contains 29 pages.
                     Exhibit index appears on page 18.
___________________________________________________________________________

                      PART I.   FINANCIAL INFORMATION
                      Item 1.   Financial Statements

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Earnings
          Periods ended SEPTEMBER 28, 1997 and SEPTEMBER 29, 1996
                    (In millions, except per share data)

                                                   (Unaudited)

                                    Third Quarter            Nine Months
                                   1997       1996        1997        1996
                                   ----       ----        ----        ----
Net sales:
 United States                   $258.7     $270.3      $742.0      $725.6

 International                    257.7      298.8       796.8       886.2
--------------------------------------------------------------------------

Total net sales                   516.4      569.1     1,538.8     1,611.8
--------------------------------------------------------------------------
 Cost of sales                    277.3      294.3       842.2       896.9

 Marketing, research, engineering
  and administrative expenses     188.1      209.5       562.1       589.0
 Restructuring and other              -          -           -       110.0
--------------------------------------------------------------------------

Total costs                       465.4      503.8     1,404.3     1,595.9
--------------------------------------------------------------------------
Profit/(loss)
  from operations                  51.0       65.3       134.5        15.9

  Other income/(expense)            0.2        4.5        17.1        26.4

  Interest expense                 11.7       12.3        34.6        35.6
--------------------------------------------------------------------------

Earnings/(loss)
 before income taxes               39.5       57.5       117.0         6.7

  Federal, state and foreign income
    tax expense/(benefit)          13.8       23.3        40.9         4.7
--------------------------------------------------------------------------

Earnings/(loss) before
  extraordinary item               25.7       34.2        76.1         2.0

Extraordinary Item                    -          -           -       (54.5)
--------------------------------------------------------------------------
Net earnings/(loss)               $25.7      $34.2       $76.1      ($52.5)
===========================================================================
Primary earnings/(loss) per common share:
Earnings/(loss) before
 extraordinary item               $0.55      $0.74       $1.66       $0.04

Extraordinary Item                    -          -           -      ($1.20)
--------------------------------------------------------------------------
Net earnings/(loss)               $0.55      $0.74       $1.66      ($1.16)

Fully diluted earnings
 per common share                     *      $0.71       $1.65           *
--------------------------------------------------------------------------

Cash dividends
 per common share                 $0.15      $0.15       $0.45       $0.45

Weighted average common shares used for primary
earnings/(loss) per share calculation
(in thousands) **                46,425     46,426      45,867      45,545

Common shares outstanding at end of period
(in thousands)                   45,620     45,587      45,620      45,587
==========================================================================

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

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                   Condensed Consolidated Balance Sheet
                               (In Millions)


                                                      (Unaudited)
                                        September 28, 1997   December 31, 1996
Assets
------------------------------------------------------------------------------

Current assets
  Cash and cash equivalents                   $   57.9            $   72.8
  Short-term investments                           8.8                 5.5
  Receivables                                    584.4               535.2
  Inventories:
    Raw materials                                101.4               104.7
    Work-in-process                              211.7               225.3
    Finished goods                               255.4               218.8
------------------------------------------------------------------------------
Total inventories                                568.5               548.8
Prepaid expenses and other assets                236.3               224.1
------------------------------------------------------------------------------
Total current assets                           1,419.9             1,386.4
------------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment          1,986.8             2,163.6
  Less: accumulated depreciation               1,337.2             1,497.4
------------------------------------------------------------------------------
  Net property, plant and equipment              649.6               666.2
------------------------------------------------------------------------------
Deferred tax assets                               96.7                98.8
------------------------------------------------------------------------------
Other assets                                      63.9                50.2
------------------------------------------------------------------------------
Total assets                                  $2,230.l            $2,201.6
------------------------------------------------------------------------------

Liabilities and stockholders' equity
------------------------------------------------------------------------------
Current liabilities
  Short-term debt                             $  187.8            $  124.9
  Current portion of long-term debt               -                   37.7
  Payables and accruals                          285.2               310.5
  Compensation and benefits                      188.3               238.4
  Federal, state and foreign income taxes         53.0                51.6
------------------------------------------------------------------------------
Total current liabilities                        714.3               763.1
------------------------------------------------------------------------------
Long-term debt                                   496.5               489.9
------------------------------------------------------------------------------

Accrued postretirement benefits                  247.2               248.5
Accrued postemployment benefits                   42.8                41.9
------------------------------------------------------------------------------

Common stockholders' equity
  Common stock, $l par value                      75.4                75.4
  Additional paid-in capital                     435.5               409.4
  Retained earnings                            1,513.7             1,457.8
  Cumulative translation adjustments             (35.5)               -
  Less:  Treasury stock, at cost               1,239.9             1,244.8
         Deferred compensation                    19.9                39.6
-----------------------------------------------------------------------------
  Total common stockholders' equity              729.3               658.2
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity    $2,230.1            $2,201.6
============================================================================

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  Condensed Consolidated Statement of Cash Flows
        Nine Months Ended September 28, 1997 and September 29, 1996
                                (In millions)
                                                        (Unaudited)
Cash flows from operating activities                   1997     1996
--------------------------------------------------------------------
  Net earnings/(loss)                                 $76.1   ($52.5)
  Depreciation of property, plant
    and equipment                                      92.1     92.5
  (Increase)/decrease in receivables                 (107.6)    37.6
  Increase in inventories                             (23.8)   (27.2)
  Increase in prepaids and other assets               (21.9)   (10.8)
  Increase/(decrease) in payables and accruals         51.4     (5.5)
  Increase/(decrease) in compensation and benefits    (55.4)     3.3
  Increase/(decrease) in federal, state
    and foreign income taxes payable                   16.4     (0.8)
  Gain on sale of real estate                         (19.5)   (23.2)
  Contribution of real estate                          19.1      -
  Other non cash items                                 22.5     80.3
--------------------------------------------------------------------
  Net cash provided by operating activities            49.4     93.7
--------------------------------------------------------------------

Cash flows from investing activities
--------------------------------------------------------------------
  (Increase)/decrease in short-term investments        (3.3)     4.4
  Increase in other assets                            (13.7)     -
  Additions to property, plant and equipment          (89.8)   (81.1)
  Proceeds from sale of real estate                     7.6     35.4
  Proceeds from sale of fixed assets                    0.1      -
--------------------------------------------------------------------
  Net cash used by investing activities               (99.1)   (41.3)
--------------------------------------------------------------------

Cash flows from financing activities
--------------------------------------------------------------------
  Net increase/(decrease) in short-term
    debt (maturities 90 days or less)                  69.0    (30.4)
  Short-term debt having maturities
    more than 90 days
    Proceeds                                           29.5      -
    Payments                                          (33.0)     -
 Proceeds from issuances of long-term debt            296.5      -
 Repayments of long-term debt                        (327.8)   (19.6)
 Cash dividends paid                                  (20.3)   (20.5)
 Stock options exercised                               30.9      8.4
 Purchase of treasury stock                            (6.9)   (10.4)
---------------------------------------------------------------------

 Net cash provided/(used) by financing activities      37.9    (72.5)
---------------------------------------------------------------------

Effect of exchange rate changes on cash                (3.1)    (2.8)
---------------------------------------------------------------------

Net decrease in cash and cash equivalents             (14.9)   (22.9)
---------------------------------------------------------------------

Cash and equivalents at beginning of period            72.8     73.3
---------------------------------------------------------------------

Cash and cash equivalents at end of period            $57.9    $50.4
====================================================================

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statement of Changes in Common Stockholders' Equity
          Periods Ended September 28, 1997 and September 29, 1996
                               (In Millions)

                                                      (Unaudited)

                                          Third Quarter         Nine Months
                                          1997      1996       1997    1996
                                          ----      ----       ----    ----
Common stock
 Balance at the beginning of the period  $75.4     $75.4      $75.4   $75.4
 Balance at the end of the period         75.4      75.4       75.4    75.4
---------------------------------------------------------------------------

Additional paid-in capital
 Balance at the beginning of the period  423.1     407.6      409.4   401.9
 Stock options exercised - tax benefit     3.4       0.1        6.9     1.2
 Issuance of shares in connection
     with stock incentive plan             9.0       0.7       19.2     5.3
 Balance at the end of the period        435.5     408.4      435.5   408.4
---------------------------------------------------------------------------

Retained earnings
 Balance at the beginning of
     the period                         1,494.8  1,425.6    1,457.8 1,525.8
   Net earnings/(loss)                     25.7     34.2       76.1  (52.5)
   Dividends declared - common stock      (6.8)    (6.8)     (20.3)  (20.5)
   ESOP dividend tax benefit received       -        0.1        0.1     0.3
  Balance at the end of the period      1,513.7  1,453.1    1,513.7 1,453.1
---------------------------------------------------------------------------

Cumulative translation adjustment
 Balance at the beginning of the period  (28.1)      -        -        -
   Currency translation adjustment        (7.4)      -       (35.5)    -
 Balance at the end of the period        (35.5)      -       (35.5)    -
---------------------------------------------------------------------------

Less:
 Treasury stock
   Balance at the beginning
     of the period                      1,243.3  1,212.6    1,244.8 1,205.4
   Repurchase of common shares              1.5    -            6.9    10.4
   Issuance of shares in connection
       with stock incentive plan          (4.9)    (0.5)     (11.8)   (3.7)
 Balance at the end of the period       1,239.9  1,212.1    1,239.9 1,212.1
---------------------------------------------------------------------------

Deferred compensation
 Balance at the                           19.9     60.6      39.6     80.0
      beginning of the period
   Stock options - 1993                     -      (0.2)     (0.6)    (0.7)
   Restricted stock                         -      (0.1)     (0.2)     0.4
   ESOP Trust                               -        -     ( 18.9)   (19.4)
Balance at the end of the period           19.9     60.3      19.9     60.3
---------------------------------------------------------------------------

Total common stockholders' equity        $729.3   $664.5    $729.3   $664.5
===========================================================================

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

Total cash severance payments related to the December 1995 program will be approximately $110.0 million. As of September 28, 1997, approximately 1,540 of these terminations and approximately $101.0 million of related cash severance payments were made. The remaining balance of cash severance payments of approximately $9.0 million is expected to be paid in the last quarter of 1997.

Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in
Part II, Item 1 of this filing on Form 10-Q.

Independent Auditors' Report
----------------------------

The September 28, 1997 and September 29, 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 supersedes Accounting Principle Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

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

                       Independent Auditors' Report
                       ----------------------------


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of September 28, 1997 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 28, 1997 and September 29, 1996, cash flows for the nine-month periods then ended and changes in common stockholders' equity for the three-month and nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                               / s /  KPMG Peat Marwick LLP




Boston, Massachusetts
October 15, 1997

               Item 2. Management's Discussion and Analysis
               --------------------------------------------
             of Financial Condition and Results of Operations
             -------------------------------------------------

The Company often uses the following qualitative descriptors to explain its results of operations: "flat" indicates fluctuations of zero-to-one percent; "slight" is in the two-to-three percent range; "moderate" means four-to-ten percent; "significant" is in the eleven-to-twenty percent range; and "substantial" represents fluctuations greater than twenty percent.

Third Quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries were $516.4 million in the third quarter of 1997 compared to $569.1 million in the third quarter of 1996. As described below, the principal reasons for this decrease of $52.7 million in sales were a stronger U.S. dollar, lower sales in both Russia and China and lower licensing income versus the prior year. On a unit basis, worldwide shipments of cameras were up significantly, while instant film and conventional film dropped moderately and videotapes were down significantly.


Sales in the United States during the third quarter of 1997 totaled $258.7 million, a decline of $11.6 million versus the $270.3 million recorded during the third quarter of 1996. Excluding licensing income, U.S. sales would have been flat compared to the third quarter of 1996. On a unit basis, the Company's shipments of instant cameras were up substantially and instant film volume was flat; however, retail unit volumes of both instant cameras and film continued to show positive trends and were up in the low single digits. Shipments of both conventional film and videotapes were down significantly.

International sales declined $41.1 million from $298.8 million in the third quarter of 1996 to $257.7 million in the third quarter of 1997. The major reasons for this shortfall were a stronger U.S. dollar and the decline in
both Russia and China.   While the Company believes that developing markets
in total present particularly attractive opportunities, such markets tend to be significantly less stable than more established markets. There can be no assurance that developing markets will continue to produce favorable results. On a unit basis, shipments of instant cameras were down moderately and instant film volume was down significantly. In addition shipments of conventional film were up moderately, while videotapes were down substantially.

Gross margins as a percent of sales fell from 48.3% in the third quarter of 1996 to 46.3% in the third quarter of 1997. The decrease was largely due to the adverse impact of a stronger U.S. dollar and the decline in licensing income.

--------------------------------

Marketing, research, engineering and administrative expenses were reduced from $209.5 million in the third quarter of 1996 to $188.1 million in the third quarter of 1997. This overhead decrease of $21.4 million is due to a substantial reduction in digital imaging spending and also includes the impact of foreign exchange rates.

Profit from operations decreased to $51.0 million in the third quarter of 1997 from $65.3 million in the same quarter last year. The decline in operating profit of $14.3 is due to the gross margin decline of $35.7 million offset in part by lower overhead spending.

In the third quarter of 1997, net of other income/expense was income of $.2 million compared to income of $4.5 million in the third quarter of 1996. The third quarter 1997 net income was a combination of a gain on a real estate sale of $19.5 million offset by a donation of $19.1 million to endow charitable giving. In the third quarter of 1996, the Company realized a gain on real estate sales of $3.4 million.

Interest expense declined from $12.3 million to $11.7 million in the third quarter of 1997 versus 1996. This decrease of $.6 million is due to lower average borrowings during the third quarter of 1997 versus the same period last year.

The effective income tax rate for the third quarter of 1997 was 35% versus 41% last year. The lower rate is primarily due to a lower tax rate on International operations as a result of the Company's change in its operational structure and accounting method for foreign currency translation.

Net earnings for the third quarter of 1997 amounted to $25.7 million, down from $34.2 million in the third quarter of 1996.

Primary earnings per common share were $.55 for the third quarter of 1997 versus $.74 for the third quarter of 1996. Earnings in the third quarter of 1996 were $.51 when the one-time gains from licensing and real estate sales are excluded. On a fully diluted basis, earnings per common share were not reported for the third quarter of 1997 since they were the same as primary earnings. The third quarter 1996 fully diluted earnings per common share were $.71.

Nine Month Review
-----------------

Worldwide sales for the first nine months of 1997 decreased 4% to $1.54 billion from $1.61 billion for the first nine months of 1996. In the first nine months of 1997, worldwide shipments of instant cameras increased moderately while worldwide shipments of instant film decreased slightly compared to the same period last year. In addition, worldwide shipments of conventional film in 1997 were moderately up while worldwide shipments of videotapes were significantly lower than 1996.

U.S. sales increased 2% to $742.0 million for the first nine months of 1997 compared to $725.6 million for the same period in 1996. In the first nine months of 1997, instant camera shipments in the U.S. were substantially higher than in the first nine months of 1996 and instant film shipments in the U.S. were flat compared to the same period last year. In addition, shipments of conventional film increased significantly, while shipments of videotapes were down significantly.

International sales decreased 10% to $796.8 million for the first nine months of 1997 compared to $886.2 million for the same period in 1996, due in large part to the adverse impact of a stronger U.S. dollar and a substantial decline of sales in both Russia and China. International shipments of instant cameras decreased significantly and instant film decreased moderately during the first nine months of 1997 compared to the same period last year. International shipments of instant cameras decreased significantly primarily due to declines in Russia. International shipments of film decreased moderately principally due to shortfalls in Russia and to a lesser degree in China.

Gross margin as a percent of sales was 45% for the first nine months of 1997 versus 44% for the first nine months of 1996. Marketing, research, engineering and administrative expenses for the first nine months of 1997 decreased to $562.1 million from $589.0 million in the first nine months of 1996. The overhead decrease of $26.9 is due to a reduction in digital imaging spending and the impact of the exchange rates, offset in part by an increase in spending in other areas.

Profit from operations was $134.5 million in the first nine months of 1997 compared to $125.9 million, excluding restructuring and other expenses of $110.0 million, in the first nine months of 1996. The primary positive factors were reduced losses in the Company's digital imaging businesses, and the impact of restructuring savings. These were offset by a stronger U.S. dollar and a drop in sales in Russia and China.

-----------------------------

Other income for the first nine months of 1997 was $17.1 million compared to $26.4 million for the first nine months of 1996. In the first nine months of 1997, other income includes $15.8 million primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52) for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional. The change was adopted because of the Company's new operational and financial structure in Europe and the increased globalization of the Company's manufacturing since the initial adoption of FAS 52 in 1981. Other income in the first nine months of 1996 includes a $23.2 million gain on the sale of real estate. Also, as cited in the third quarter results of 1997, a significant gain on the sale of real estate was offset by a donation to endow charitable giving. Interest expense was $34.6 million and $35.6 million in the first nine months of 1997 and 1996, respectively.

Income tax expense was $40.9 million in the first nine months of 1997 compared to $4.7 million in the same period a year ago. For the first nine months of 1997, the effective tax rate was 35%, compared to 70% for the first nine months of 1996. Most of the changes in the nine month effective rate was due to the tax impact of the foreign currency balance sheet translation in the first nine months of 1996. There is no comparable amount in 1997 due to the change in accounting method for foreign currency translation as refered to earlier.

For the first nine months of 1997, net earnings were $76.1 million compared to net earnings before extraordinary item for the first nine months of 1996 of $2.0 million. The Company recorded an extraordinary loss of $54.5 million in the first nine months of 1996. In the first nine months of 1996, the net loss was $52.5 million.

The extraordinary loss arose in the second quarter of 1996 when the Company purchased the conversion rights for $53.8 million and redeemed $.5 million of principal of the 8% Subordinated Convertible Debentures due 2001 (the "Debentures"). The transaction was determined to be a substantive modification of the terms of the Debentures and was accounted for as an extinguishment of debt and the issuance of new debt. The cost of the conversion rights and the amount of the fair value of the new debt over the carrying value of the extinguished debt was recorded as an extraordinary loss of $54.5 million, net of a tax benefit of $.4 million.

Primary earnings per common share were $1.66 in the first nine months of 1997 compared to a $.04 primary earnings per common share before extraordinary item in the same period a year ago. In the first nine months of 1996, the extraordinary item was a $1.20 loss per common share. In the first nine months of 1996, the net loss per common share was $1.16. Fully diluted earnings per common share were $1.65 per share for the first nine months of 1997 and were not reported for the first nine months of 1996 because they were greater than primary loss per common share.

Financial Liquidity and Capital Resources
-----------------------------------------

As of September 28, 1997, the Company's cash and cash equivalents and short-term investments amounted to $66.7 million, compared to $78.3 million at December 31, 1996. In addition, working capital increased to $705.6 million at September 28, 1997 from $623.3 at December 31, 1996. The primary source for cash in the first nine months of 1997 was net cash provided by operating activities. Capital spending during the first nine months of 1997 of $89.8 million was less than depreciation expense of $92.1 million. Total capital expenditures in 1997 are expected to be approximately $130.0 million.

During the first nine months of 1997, the Company also expended cash to make severance payments of approximately $34.0 million under the December 1995 severance program, to purchase $6.9 million of the Company's common stock and to pay $20.3 million of dividends to common stockholders. Total cash severance payments related to the December 1995 program will be approximately $110.0 million. The remaining balance of cash severance payments of approximately $9.0 million is expected to be paid in the last quarter of 1997.

In the first quarter of 1997, the Company replaced its $150.0 million committed line of credit with a $350.0 million committed line of credit. The line of credit is available for general corporate purposes and expires in 2001. At the end of the third quarter of 1997, there were no borrowings under these committed facilities. Gross borrowings from uncommitted lines of credit for international operations were $161.5 million at the end of the third quarter of 1997. Cash balances of $20.5 million at September 28, 1997 were required to support international borrowings. Additional available, uncommitted lines of credit for international operations were $94.5 million at September 28, 1997.
Gross borrowings from uncommitted lines of credit for U.S. operations were $26.3 million at September 28, 1997. As of September 28, 1997, additional available, uncommitted lines of credit for U.S operations were $163.7 million.

In January 1997, the Company issued $300.0 million of debt securities consisting of $150.0 million 7 1/4% Notes due January 15, 2007 and $150 million 6 3/4% Notes due January 15, 2002. The net proceeds from the sale of the Notes were used primarily for the payment of $150.0 million principal amount of 7 1/4% Notes due January 15, 1997 and to exercise the Company's right to repurchase the remaining principal amount of $139.5 million Debentures. The Company also has available $200.0 million of unsold debt securities remaining from its existing shelf registration available for general corporate purposes. The Company's available borrowing capacity is limited by certain debt covenants.

-----------------------------------------------------

During the third quarter of 1997, the Company repurchased 30,000 shares of its common stock for $1.5 million. As of September 29, 1997, the remaining balance under the Company's $100.0 million common stock repurchase program, which was approved by the Board of Directors in January 1995, was $34.7
million.   On October 21, 1997, the Company's Board of Directors authorized an expansion of the share repurchase program for as many as 5 million shares, or 11% of outstanding shares, over the next three years. The Company may repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid stock option holders and with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

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

To minimize the adverse impact of currency fluctuations on its net assets denominated in a currency other than its functional currency (nonfunctional), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on its forecast of the Company's nonfunctional net asset position and the relative strength of the functional currency as compared to nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At September 28, 1997 the amount of the Company's outstanding short-term debt incurred for hedging purposes was $160.5 million.

-------------------------------------

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $17.0 million at September 28, 1997.

Because the Company has limited flexibility to increase prices in the local currency to reflect any appreciation of the U.S. dollar, the Company may, from time to time, also purchase U.S. dollar call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company defers premiums and any gains for its call options activity until the option exercise date. At September 28, 1997, option contracts with a notional value of $208.0 million were outstanding.

The Company maintains a Monetary Control Center (the MCC), which operates under written policies and procedures defining day-to-day operating guidelines, including exposure limits, to contract for the nonfunctional currency-denominated borrowings, foreign exchange swaps and call options described above. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's management. The MCC publishes regular reports to the Company's management detailing its foreign currency activities.

Impact of Inflation
-------------------

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No.128, "Earnings Per Share" (FAS 128). FAS 128 supersedes Accounting Principle Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve the minimum amount of the range. The Company's aggregate reserve for these liabilities as of September 28, 1997 was $4.0 million. The Company currently estimates that the majority of the $4.0 million amount reserved for environmental liabilities on September 28, 1997 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

      (27)  Financial Data Schedule



(b) Reports on Form 8-K:

          During the third quarter of 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ---------------------------------
                                (Registrant)






   November 12, 1997        /s/ William J. O'Neill, Jr.
                                ---------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer

                               EXHIBIT 11
              STATEMENT RE  COMPUTATION OF PER SHARE EARNINGS
              -----------------------------------------------

                         POLAROID CORPORATION
                COMPUTATION OF EARNINGS PER COMMON SHARE
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                         THIRD QUARTER, 1997





PRIMARY COMPUTATION
-------------------

Net earnings per statement of earnings                      $   25.7
                                                            ========
Weighted average number of common
shares outstanding                                              45.5

Weighted average number of common
stock equivalents                                                 .9
                                                            --------

Weighted average number of common
shares, as adjusted                                             46.4
                                                            ========

Primary earnings per common share                           $    .55
                                                            ========

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                             THIRD QUARTER, 1997




FULLY DILUTED COMPUTATION
-------------------------

Net earnings per statement of earnings                          $ 25.7
                                                                ======
Weighted average number of common
shares outstanding used for primary computation                   45.5

Weighted average number of common
stock equivalents                                                   .9
                                                                ------
Weighted average number of common
shares, as adjusted                                               46.4
                                                                ======

Fully diluted earnings per common share                         $  .55
                                                                ======

                           POLAROID CORPORATION
                 COMPUTATION OF EARNINGS PER COMMON SHARE
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                   NINE MONTHS ENDED SEPTEMBER 28, 1997





PRIMARY COMPUTATION
-------------------

Net earnings per statement of earnings                      $   76.1
                                                            ========
Weighted average number of common
shares outstanding                                              45.1

Weighted average number of common
stock equivalents                                                 .7
                                                            --------
Weighted average number of common
shares, as adjusted                                             45.9
                                                            ========

Primary earnings per common share                           $   1.66
                                                            ========

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                    NINE MONTHS ENDED SEPTEMBER 28, 1997




FULLY DILUTED COMPUTATION
-------------------------

Net earnings per statement of earnings                          $ 76.1
                                                                ======
Weighted average number of common
shares outstanding used for primary computation                   45.1

Weighted average number of common
stock equivalents                                                   .9
                                                                ------

Weighted average number of common
shares, as adjusted                                               46.0
                                                                ======

Fully diluted earnings per common share                         $ 1.65
                                                                ======

                        POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                         THIRD QUARTER, 1996





PRIMARY COMPUTATION
-------------------

Net earnings per statement of earnings              $ 34.2
                                                    ======
Weighted average number of common
shares outstanding                                    45.6

Weighted average number of common
stock equivalents                                       .8
                                                    ------
Weighted average number of common
shares, as adjusted                                   46.4
                                                    ======

Primary earnings per common share                   $  .74
                                                    ======

                           POLAROID CORPORATION
           COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                           THIRD QUARTER, 1996




FULLY DILUTED COMPUTATION
-------------------------

Earnings before extraordinary item per statement of earnings  $  34.2

Add:  effect of elimination of after-tax interest expense
      on $139.5 million 8% convertible debentures                 1.7
                                                              -------

Net earnings, as adjusted                                     $  35.9
                                                              =======


Weighted average number of common
shares outstanding used for primary computation                  45.6

Weighted average number of common
stock equivalents                                                  .9

Add:  effect of converting $139.5 million
      8% convertible debentures into common stock                 4.3  (A)
                                                              -------

Weighted average number of common shares
outstanding, as adjusted                                         50.8
                                                              -------

Fully diluted earnings per common share                      $   .71
                                                              =======





(A) Assumes conversion of $139.5 million 8% convertible debentures at a price of approximately $32.50 per common share in accordance with the terms of the convertible debentures.

                            POLAROID CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                    NINE MONTHS ENDED SEPTEMBER 29, 1996





PRIMARY COMPUTATION
-------------------

Earnings before extraordinary item per statement of earnings  $ 2.0

Extraordinary item                                            (54.5)
                                                             -------

Net loss                                                     $(52.5)
                                                             =======

Weighted average number of common
shares outstanding                                             45.5

Weighted average number of common
stock equivalents                                                --
                                                             ------

Weighted average number of common
shares, as adjusted                                            45.5
                                                             ======



Primary earnings/(loss) per common share:
   earnings before extraordinary item                        $  .04

   Extraordinary item                                         (1.20)
                                                             -------

   Net loss                                                  $(1.16)
                                                             =======

                           POLAROID CORPORATION
           COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                  (IN MILLIONS, EXCEPT FOR PER SHARE DATA)
                    NINE MONTHS ENDED SEPTEMBEER 29, 1996




FULLY DILUTED COMPUTATION
-------------------------

Earnings before extraordinary item per statement of earnings     $2.0

Add:  effect of elimination of after-tax interest expense
      on $139.5 million 8% convertible debentures                 5.1
                                                              -------

Earnings before extraordinary item, as adjusted                   7.1

Extraordinary item                                              (54.5)
                                                              --------

Net loss, as adjusted                                         $ (47.4)
                                                              ========



Weighted average number of common
shares outstanding used for primary computation                  45.5

Weighted average number of common
stock equivalents                                                  .9

Add:  effect of converting $140 million
      8% convertible debentures into common stock                 4.3  (A)
                                                              -------

Weighted average number of common shares
outstanding, as adjusted                                         50.7
                                                              =======


Fully diluted earnings/(loss) per common share:
   Earnings before extraordinary item                         $  .14

   Extraordinary item                                          (1.07)
                                                              -------

   Net loss                                                   $( .93)  (B)
                                                              =======



(A) Assumes conversion of $139.5 million 8% convertible debentures at a price of approximately $32.50 per common share in accordance with the terms of the convertible debentures.

(B) This computation is submitted as an exhibit to the Company's Form 10-Q in accordance with Regulation S-K item 601(b)(11), although presenting the computation is not in accord with paragraph 40 of APB Opinion 15 because the computation produces an antidilutive result.

                                                          Exhibit 15
                                                          ----------




   The Board of Directors
   Polaroid Corporation


   Ladies and Gentlemen:

    Re: Registration statements No. 33-36384 on Form S-8, No. 33-44661 on Form S-3, No. 33-51173 on Form S-8, No. 333-0791 on Form S-3 No.
         333-32279 on Form S-8, No. 333-32281 on Form S-8, No. 333-32283 on
         Form S-8, and No. 333-32285 on Form S-8 of Polaroid Corporation.

   With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated October 15, 1997, related to our review of interim financial information.

   Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                        Very truly yours,


                                   / s / KPMG Peat Marwick LLP


   Boston, Massachusetts
   November 12, 1997