Form 10-Q/A
period 1997-09-28
POLAROID CORP
filed 1997-11-24
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              Form 10-Q/A

                       Amendment No.1 to Form 10-Q

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q as set forth on the pages attached hereto to correct the transposition error in the receivables balance at September 28, 1997.
_______________________________________________________________________________
                     This document contains 6 pages.
___________________________________________________________________________

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

               POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                   Condensed Consolidated Balance Sheet
                               (In Millions)


                                                      (Unaudited)
                                        September 28, 1997   December 31, 1996
Assets
------------------------------------------------------------------------------

Current assets
  Cash and cash equivalents                   $   57.9            $   72.8
  Short-term investments                           8.8                 5.5
  Receivables                                    548.4               535.2
  Inventories:
    Raw materials                                101.4               104.7
    Work-in-process                              211.7               225.3
    Finished goods                               255.4               218.8
------------------------------------------------------------------------------
Total inventories                                568.5               548.8
Prepaid expenses and other assets                236.3               224.1
------------------------------------------------------------------------------
Total current assets                           1,419.9             1,386.4
------------------------------------------------------------------------------
Property, plant and equipment
  Gross property, plant and equipment          1,986.8             2,163.6
  Less: accumulated depreciation               1,337.2             1,497.4
------------------------------------------------------------------------------
  Net property, plant and equipment              649.6               666.2
------------------------------------------------------------------------------
Deferred tax assets                               96.7                98.8
------------------------------------------------------------------------------
Other assets                                      63.9                50.2
------------------------------------------------------------------------------
Total assets                                  $2,230.l            $2,201.6
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
---------------------------------------------------------------------------

Less:
 Treasury stock
   Balance at the beginning
     of the period                      1,243.3  1,212.6    1,244.8 1,205.4
   Repurchase of common shares              1.5    -            6.9    10.4
   Issuance of shares in connection
       with stock incentive plan          (4.9)    (0.5)     (11.8)   (3.7)
 Balance at the end of the period       1,239.9  1,212.1    1,239.9 1,212.1
---------------------------------------------------------------------------

Deferred compensation
 Balance at the
      beginning of the period             19.9     60.6      39.6     80.0
   Stock options - 1993                     -      (0.2)     (0.6)    (0.7)
   Restricted stock                         -      (0.1)     (0.2)     0.4
   ESOP Trust                               -        -     ( 18.9)   (19.4)
Balance at the end of the period           19.9     60.3      19.9     60.3
---------------------------------------------------------------------------

Total common stockholders' equity        $729.3   $664.5    $729.3   $664.5
===========================================================================

                                   SIGNATURES
                                   ----------





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.







                                POLAROID CORPORATION
                                ---------------------------------
                                (Registrant)






   November 24, 1997        /s/ William J. O'Neill, Jr.
                                ---------------------------------
                                William J. O'Neill, Jr.
                                Executive Vice President and
                                Chief Financial Officer