Form 10-K
period 1997-12-31
POLAROID CORP
filed 1998-03-30
CIK 79326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                          Commission File Number 1-4085

                              POLAROID CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                               04-1734655
                        --------                               ----------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)               Identification No.)


         549 Technology Square, Cambridge, Mass.                 02139
         ---------------------------------------              ----------
     (Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code:       (781) 386-2000
                                                        ----------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
                    Title of each class                    which registered
           ------------------------------------        ------------------------
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

                              Yes   X     No
                                  -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates as of March 9, 1998:   $2.00 billion

Common Stock outstanding as of March 9, 1998:    44,430,639 shares

Documents incorporated by reference:
     Polaroid Corporation Annual Report to Stockholders for 1997 -- Parts I, II and IV
     Polaroid Corporation 1998 Proxy Statement, dated March 30, 1998 -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Part I

Item 1. Business

General

Polaroid Corporation, a Delaware corporation founded in 1937, and its subsidiaries (the "Company") generated worldwide sales in 1997 of approximately $2.1 billion. The Company manufactures and markets a variety of products, primarily in the imaging fields. The Company's products are used in consumer and commercial markets around the world including professional photography, graphic arts, scientific, medical, governmental, educational, insurance, real estate and other business applications.

Products

The Company designs, develops, manufactures and markets worldwide a variety of products in the imaging field and related industries. The Company manufactures and sells over 50 film types and over 100 cameras and hardware accessories in the instant film business. The Company also sells conventional film, videotapes, digital solutions, sunglasses and polarized sheet products. Many of these non-instant products are either designed, developed or manufactured by others, but they are typically sold to third parties under the Polaroid brand name.

Distribution

The Company sells its instant imaging products worldwide directly to photographic, food, drug, discount and department stores. In addition, the Company sells to wholesalers, original equipment manufacturers, independent agents and distributors throughout the world. In the U.S., the Company's sales force generates most sales. Outside the U.S., wholly owned sales subsidiaries selling products to customers in their respective countries generate the bulk of the Company's international revenues.

The Company sells other products, including digital imaging hardware and accessories, frequently to wholesalers, distributors and agents who market products within a specific industry sector.

During 1997, 1996 and 1995, sales to one customer, Wal-Mart Stores, Inc., amounted to 12.5%, 11.9% and 10.9%, respectively, of the Company's consolidated net sales.

Competition

The Company competes in the worldwide imaging market with both instant and non-instant products. This market is highly competitive in design, product performance, quality, service and price. Both conventional silver halide and digital imaging products from other manufacturers compete directly with the Company in meeting customers' imaging needs.

The Company is the acknowledged world leader in instant photography and has a widely recognized brand name and a global distribution network. As a key element in the Company's strategy, it seeks to leverage its name, network and technology - where possible - often by selling imaging and related products through existing channels to current customers. In addition, as the broad field of imaging evolves and grows the Company sees new opportunities with instant and non-instant products. In many cases, however, these opportunities involve selling to new customers through new channels and competing with larger companies than the Company typically has in the past. While offering growth opportunities, these situations also present additional risks. It is the Company's strategy to utilize its strengths in technology and brand name, distribution and industry knowledge where appropriate, and to share its risk with other third party partners. This risk sharing often takes the form of joint development, outsourcing manufacturing or sharing marketing costs.

Raw Materials and Supplies

Sufficient raw materials and supplies were available in 1997 to maintain operations of all manufacturing plants. Although the Company utilizes silver in its products, the usual variability in silver prices has not caused significant earnings variability in recent years.

Research, Engineering and Development

The amount expended for research, engineering and development included in marketing, research, engineering and administrative expenses in the Company's consolidated statement of earnings (See the Polaroid Corporation Annual Report to Stockholders for 1997 (the "Annual Report") was $122.8 million during 1997, compared with $116.3 million and $165.5 million in 1996 and 1995, respectively. Over the past two years, the Company has made considerable effort to train and equip its technical organizations to develop and commercialize 20-40 new products each year, emphasizing the application of existing technology possessed by the Company. In addition, the Company is actively seeking to exploit its intellectual property by licensing its patents and pursuing joint development efforts with partners that represent opportunities in new markets.

Patents and Trademarks

In the judgment of the Company, its patents are important to its business. In 1997, the Company continued to obtain patents and pursue efforts to license a portion of its portfolio of over 1,500 active U.S. patents. In addition, the Company also owns a number of valuable trademarks, including "Polaroid", which are important to its business.

Environmental Compliance

Approximately 5% (approximately $8 million) of the Company's expected capital spending in 1998 is planned for environmental compliance projects.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities as of December 31, 1997 was $2.0 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Employees

The Company had 10,011 and 10,046 employees at December 31, 1997 and 1996, respectively. These figures include approximately 80 worldwide temporary employees in 1997 and approximately 50 in 1996. In addition, the Company had non-employee temporary workers in the U.S. of approximately 550 and 870 at December 31, 1997 and 1996, respectively.

Information About Foreign and Domestic Operations and Significant Customers

See note 13, "Business", on page 47 of the Annual Report.

Item 2. Properties

The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts, along with administrative offices, marketing, research and engineering functions. The Cambridge properties consist of approximately 908,000 square feet of space, which includes space owned in fee (196,000 square feet) and leased premises (712,000 square feet), under leases expiring between 1999 and 2003.* Approximately 62% of the Company's leased premises in Cambridge, Massachusetts is related to a lease which expires in June 1999. The Company intends to relocate administrative, marketing and some research and engineering functions in these leased premises to sites in Massachusetts which are currently owned or leased under long-term agreements by the Company. This relocation is expected to require the conversion of approximately 150,000 square feet of manufacturing space to office space.

   *All lease expiration dates are at the end of the current term for leases not containing a renewal option and the end of the last renewal term for leases containing renewal options.

Also, during 1997, the Company transferred title to 112,000 square feet of office and research and development space on six acres in Cambridge, Mass., to a joint venture with Spaulding and Slye Development Co., which is developing 45,000 square feet for the Company's use as its worldwide corporate headquarters. The joint venture intends to develop an additional 240,000 square feet of office, research and development space with associated parking on the site.

Over 90% of the Company's other space in the United States is located in Eastern Massachusetts (Waltham, Norwood, New Bedford, Needham, Newton and Bedford). These communities contain sites which house essentially all of the Company's principal U.S. manufacturing facilities plus additional research and engineering functions and warehousing operations. Following is a summary description of such facilities:

                     Approximate Space
Location               (Square Feet)
-----------------   ------------------
    Waltham              1,652,000
    Norwood                788,000
    New Bedford            739,000
    Needham                467,000
    Newton                 165,000
    Bedford                125,000
                         ---------
                         3,936,000
                         =========

Approximately 92% of these U.S. manufacturing and warehousing facilities and the land they occupy are owned by the Company. The Newton and Bedford facilities are 100% leased and 40,000 square feet of the Waltham site is leased by the Company.

The Company also currently maintains a network of three marketing and distribution centers (Chicago, Needham and Santa Ana) and seventeen regional sales offices in other locations throughout the U.S.

Principal manufacturing facilities outside the U.S. are located in Enschede, The Netherlands, Dumbarton, Scotland and Queretaro, Mexico. Following is a summary description of such facilities:

                         Approximate Space
Location                   (Square Feet)
---------------------   ------------------
    The Netherlands            518,000
    Scotland                   390,000
    Mexico                     255,000
                             ---------
                             1,163,000
                             =========

Over 90% of these facilities are owned by the Company. This space also houses certain administrative and marketing activities. In addition, the Company assembles cameras and printed circuit boards for cameras in China.

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

During 1997, manufacturing facilities operated at reasonable levels of production capacity, with the exception of the Company's New Bedford coating facility which was brought on line in 1994 and is operating at low levels of production capacity. During 1997, this facility was written down to an independently determined fair value of approximately $18 million. The Company is considering several strategic options for future use of this facility, including an outright sale.

The capacity of the Company's manufacturing facilities is sufficient to meet current demand for the Company's products. All the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition.

In February 1998, the Company sold its underutilized chemical manufacturing facility in Freetown, Mass., which consisted of approximately 137,000 square feet, to International Specialties Products., Inc. (ISP). Under the terms of the agreement, the Company entered into a long-term supply agreement with ISP to purchase certain specialty chemicals used to manufacture the Company's instant film.

In January 1998, the Company sold an underutilized facility in Needham, Mass., which consisted of approximately 81,000 square feet.

Item 3. Legal Proceedings

See "Environmental Compliance" under Item 1. Business, above and note 14, "Contingencies", on page 48 of the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 1997.


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

Item 7A. Quantitative and Qualitative Disclosure

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the section entitled "Independent Auditors' Report" on page 29, the sections entitled "Financial Statements" on pages 30 to 33, inclusive and "Notes to Consolidated Financial Statements" on pages 34 to 48, inclusive, and the section entitled "Supplementary Financial Information" on pages 48 to 51, inclusive, of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant

a) Directors - See the section entitled "Election of Directors" on pages 3 to 6, inclusive, of the Polaroid Corporation 1998 Proxy Statement (the "Proxy Statement").

b) Executive Officers of the Registrant - Listed below are the executive officers of the Company as of January 31, 1998. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.


Name                        Office                                                   Age
-------------------------   ------------------------------------------------------   ----
Gary T. DiCamillo           Chairman of the Board and Chief Executive Officer         47
William J. O'Neill, Jr.     Executive Vice President and Chief Financial Officer      55
Serafino Posa               Executive Vice President                                  43
Carole J. Uhrich            Executive Vice President                                  54
Robert M. Delahunt          Senior Vice President                                     63
Thomas M. Lemberg           Senior Vice President, General Counsel and Secretary      51
Joseph G. Parham            Senior Vice President of Human Resources                  48

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

Mr. O'Neill joined the Company in 1969. He has served in various capacities. In August 1997, Mr. O'Neill was named Executive Vice President and President of Corporate Business Development, however, Mr. O'Neill will remain as Chief Financial Officer until a successor is named.

Mr. Posa joined the Company in November 1996 as Executive Vice President. Prior to joining the Company, from 1990 to 1996, he was employed by Kraft Foods North America, a division of Philip Morris Companies. Prior to becoming Kraft's Senior Vice President for business development in 1996, he was Executive Vice President and General Manager of Kraft's All American Gourmet Co. unit from 1994 to 1996.

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

Mr. Parham joined the Company in 1973. He has served in various capacities and was elected to his present position as Senior Vice President in January 1998.

c) Compliance With Section 16(a) of the Securities Exchange Act of 1934 - Form 3 and 4 Reporting Obligation - See the section entitled "Compliance with
   Section 16(a) of the Securities Exchange Act of 1934 - Form 3 and 4 Reporting Obligation" on page 16 of the Proxy Statement.

Item 11. Executive Compensation

See the section entitled "Executive Compensation" on pages 9 to 17, inclusive, of the Proxy Statement.

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


                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) 1. Financial Statements

                                                                     Page No.
                                                                    ---------

     Independent Auditors' Report                                        29*
     Consolidated Statement of Earnings
      for the years ended December 31, 1997, 1996 and 1995               30*
     Consolidated Balance Sheet as of December 31, 1997 and 1996         31*
     Consolidated Statement of Cash Flows
      for the years ended December 31, 1997, 1996 and 1995               32*
     Consolidated Statement of Changes in Common Stockholders'
      Equity for the years ended December 31, 1997, 1996 and 1995        33*
     Notes to Consolidated Financial Statements                       34-48*
     Supplementary Financial Information (Unaudited)                  48-51*

a) 2. Financial Statement Schedule

     Independent Auditors' Report                                        12
     Schedule II - Valuation and Qualifying Accounts                     13

All other schedules are omitted as they are either not required or not applicable.

*Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report by reference, the Annual Report is not to be deemed filed as part of this report.

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

3.1(c) Amendment to Polaroid Corporation Restated Certificate of Incorporation as of June 2, 1989. (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.1 to Polaroid Corporation Form 10-Q for the quarter ended July 2, 1989 as filed on August 13, 1989 is hereby incorporated herein by reference.)

3.1(d) Amendment to Polaroid Corporation Restated Certificate of Incorporation (Certificate of Designation of Series D Cumulative Convertible Preferred Stock) as of October 31, 1991. (The Amendment to the Restated Certificate of Incorporation included as Exhibit 3.2(e) to Polaroid Corporation Form 10-K for the year ended December 31, 1991 as filed on March 27, 1992 is hereby incorporated herein by reference.)

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

4.10 Indenture dated as of January 9, 1997 between Polaroid Corporation and State Street Bank and Trust Company, as Trustee, including form of Note. (The Indenture included as Exhibit 4 to Polaroid Corporation form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.1 Credit Agreement (Working Capital) dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein. (The Agreement included as Exhibit
             10.1 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.2 Amendment No. 1 dated as of May 30, 1997 to the $350,000,000 Credit Agreement, dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein. (The Amendment included as Exhibit 10 to Polaroid Corporation Form 10-Q for the quarter ended June 29, 1997 as filed on August 13, 1997 is hereby incorporated herein by reference.)

10.3(*) Amendment No. 2 and Waiver dated as of January 15, 1998 with respect to $350,000,000 Credit Agreement, dated as of March 19, 1997.

10.4(**) Polaroid Incentive Plan For Executives, dated December 20, 1996, effective January 1, 1996. (The Plan included as Exhibit 10.8 to Polaroid Corporation form 10-K for the year ended December 31, 1996 as filed on March 31, 1997 is hereby incorporated herein by reference.)

10.5(**) Polaroid Executive Equalization Retirement Plan, effective January 1, 1984, as amended December 21, 1994. (The Plan included as
             Exhibit 10.8 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.6(**) Polaroid Officer's Compensation Exchange Plan, effective January 1, 1994, as amended December 21, 1994. (The Plan included as Exhibit
             10.9 to Polaroid Corporation Form 10-K for the year ended December 31, 1994 as filed on March 30, 1995 is hereby incorporated herein by reference.)

10.7(**) Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan included as Exhibit 10.10 to Polaroid Corporation Form 10-K for the year ended December 31, 1992 as filed on March 23, 1993 is hereby incorporated by reference.)

10.8(**) The 1993 Polaroid Stock Incentive Plan, effective March 19, 1997, as amended March 27, 1997. (The amendment included as Exhibit 10.4 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.9(**) Polaroid Board of Directors Stock Plan, effective January 1, 1997. (The Plan included as Exhibit 10.2 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.10(**)    Polaroid Board of Directors Retirement Plan, effective January 1,
             1997 as restated and amended May 12, 1997. (The amendment included as Exhibit 10.3 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on March 13, 1997 is hereby incorporated herein by reference.)

10.11(**)    Polaroid Non-Qualified Deferred Compensation Trust dated as of
             March 31, 1997 between Polaroid Corporation and State Street Bank and Trust Company (The Trust included as Exhibit 10.6 to Polaroid
             Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.12(**)    Executive Deferred Compensation Plan, dated May 12, 1997, effective
             January 1, 1997. (The Plan included as Exhibit 10.5 to Polaroid
             Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.13(**)    Employment Agreement dated October 20, 1995 between Gary T.
             DiCamillo and Polaroid Corporation. (The Agreement included as
             Exhibit 10.1 to Polaroid Corporation Form 8-K as filed on January
             16, 1996 is hereby incorporated herein by reference.)

10.14(**)    Amendment of Employment Agreement dated as of December 21, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The Amendment included as Exhibit 10.2 to Polaroid Corporation Form 8-K as filed on January 16, 1996 is hereby incorporated herein by reference.)

10.15(**)    Employment Agreement amended and restated as of May 12, 1997 between Polaroid Corporation and Gary T. DiCamillo. (The amendment included as Exhibit 10.9 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.16(**)    Employment Agreement dated as of April 29, 1997 between Polaroid
             Corporation and Serafino Posa. (The Agreement included as Exhibit
             10.7 to Polaroid Corporation Form 10-Q for the quarter ended March
             30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.17(**)    Employment Agreement dated as of May 12, 1997 between Polaroid
             Corporation and Thomas M. Lemberg. (The Agreement included as
             Exhibit 10.8 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.18(**)    Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and William J. O'Neill, Jr. (The
             Agreement included as Exhibit 10.10 to Polaroid Corporation Form
             10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.19(**)    Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Carole J. Uhrich. (The Agreement included as Exhibit 10.11 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.20(**)    Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Robert M. Delahunt (The Agreement included as Exhibit 10.12 to Polaroid Corporation Form 10-Q for the quarter ended March 30, 1997 as filed on May 13, 1997 is hereby incorporated herein by reference.)

10.21(*)(**) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Joseph G. Parham, Jr.

11 Please see the section entitled "Earnings Per Common Share" in note 1 on page 35, inclusive, of the Annual Report.

12(*)        Ratio of Earnings to Fixed Charges

13(*) Annual Report to Stockholders for 1997. (The Annual Report to Stockholders for 1997, except for the portions thereof which are specifically incorporated by reference in this report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report on Form 10-K.)

18(*)     Letter re change in accounting principles.

21(*)     Subsidiaries.

23(*)     Consent of KPMG Peat Marwick LLP.

27(*)     Financial Data Schedule.

27.1(*)   Restated Financial Data Schedule.

27.2(*)   Restated Financial Data Schedule.

---------

 (*) Filed herewith.
(**) Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

     Exhibits are not included in copies of this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.

b) Reports on Form 8-K

     During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K, dated December 17, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POLAROID CORPORATION
                                        (Registrant)

                                     BY GARY T. DICAMILLO
                                        ---------------------------------------
                                        GARY T. DICAMILLO, Chairman of the
                                           Board and Chief Executive Officer
                                        March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GARY T. DICAMILLO                   Chairman of the Board and            March 23, 1998
-------------------------------     Chief Executive Officer; Director
GARY T. DICAMILLO


WILLIAM J. O'NEILL, JR.             Executive Vice President             March 23, 1998
-------------------------------     and Chief Financial Officer
WILLIAM J. O'NEILL, JR.


CARL L. LUEDERS                     Vice President and Controller        March 23, 1998
-------------------------------
CARL L. LUEDERS


RALPH E. GOMORY                     Director                             March 23, 1998
-------------------------------
RALPH E. GOMORY


FRANK S. JONES                      Director                             March 23, 1998
-------------------------------
FRANK S. JONES


STEPHEN P. KAUFMAN                  Director                             March 23, 1998
-------------------------------
STEPHEN P. KAUFMAN


JOHN W. LOOSE                       Director                             March 23, 1998
-------------------------------
JOHN W. LOOSE


ALBIN F. MOSCHNER                   Director                             March 23, 1998
-------------------------------
ALBIN F. MOSCHNER


KENNETH H. OLSEN                    Director                             March 23, 1998
-------------------------------
KENNETH H. OLSEN


RONALD F. OLSEN                     Director                             March 23, 1998
-------------------------------
RONALD F. OLSEN


RALPH Z. SORENSON                   Director                             March 23, 1998
-------------------------------
RALPH Z. SORENSON


DELBERT C. STALEY                   Director                             March 23, 1998
-------------------------------
DELBERT C. STALEY


BERNEE D.L. STROM                   Director                             March 23, 1998
-------------------------------
BERNEE D.L. STROM


ALFRED M. ZEIEN                     Director                             March 23, 1998
-------------------------------
ALFRED M. ZEIEN

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
 POLAROID CORPORATION:


Under the date of January 27, 1998, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1997, the Company changed its method of accounting for depreciation.

                                              KPMG Peat Marwick LLP


Boston, Massachusetts
January 27, 1998

Polaroid Corporation and Subsidiary Companies
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1997, 1996 and 1995
(In millions)


                                              Additions
                                     ---------------------------
                        Balance at     Charged to     Charged to     Deductions    Balance at
                         Beginning      Costs and          Other     Charged to        End of
Description              of Period       Expenses       Accounts       Reserves        Period
-------------------   ------------   ------------   ------------   ------------   -----------
1997
Doubtful accounts       $  15.3        $  6.2          $   --        $  (4.4)       $  17.1
Cash discounts              8.8            --             28.3         (28.6)           8.5
===================     =======        ======          =======       =======        =======
1996
Doubtful accounts       $  20.2        $  3.9          $   --        $  (8.8)       $  15.3
Cash discounts              7.8            --             31.9         (30.9)           8.8
===================     =======        ======          =======       =======        =======
1995
Doubtful accounts       $  16.8        $ 11.0          $   --        $  (7.6)       $  20.2
Cash discounts              7.7            --             28.0         (27.9)           7.8
===================     =======        ======          =======       =======        =======