Form 10-Q
period 1998-03-29
POLAROID CORP
filed 1998-05-08
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        March 29, 1998
                                                ---------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File Number 1-4085


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
-----------------------------                           ------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                          Identification No.)


              549 TECHNOLOGY SQUARE, CAMBRIDGE, MASSACHUSETTS 02139
--------------------------------------------------------------------------------

            (Address of principal executive offices)      (Zip Code)


          Registrant's telephone number, including area code:    (781)  386-2000
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                    -----         -----

                      Shares of Common stock, $1 par value,
                outstanding as of May 4, 1998: 44,347,188 shares
--------------------------------------------------------------------------------

                        This document contains 16 pages.
                        Exhibit index appears on page 15

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
            Condensed Consolidated Statement of Earnings (Unaudited)
                 Periods ended MARCH 29, 1998 and MARCH 30, 1997
                      (In millions, except per share data)




                                                                         First Quarter
                                                                         1998      1997
                                                                         ----      ----
Net sales:
         United States                                                   $180.8    $189.3
         International                                                    209.8     268.2
-----------------------------------------------------------------------------------------
Total net sales                                                           390.6     457.5
-----------------------------------------------------------------------------------------

         Cost of sales                                                    243.8     259.8

         Marketing, research, engineering and administrative expenses     159.8     178.5

-----------------------------------------------------------------------------------------
Total costs                                                               403.6     438.3
-----------------------------------------------------------------------------------------
Profit/(loss) from operations                                             (13.0)     19.2

         Other income/(expense)                                            (1.6)     17.3

         Interest expense                                                  12.1      11.4

-----------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                       (26.7)     25.1

         Federal, state and foreign income tax expense/(benefit)           (9.3)      9.3
-----------------------------------------------------------------------------------------
Net earnings/(loss)                                                      ($17.4)    $15.8
=========================================================================================

Basic earnings/(loss) per common share                                   ($0.39)    $0.35

Diluted earnings/(loss) per common share                                 ($0.39)    $0.35
-----------------------------------------------------------------------------------------
Cash dividends per common share                                           $0.15     $0.15

=========================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                      Condensed Consolidated Balance Sheet
                                  (In millions)



                                                                               (Unaudited)
                                                                                March 29,  December 31,
Assets                                                                            1998        1997
------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                    $42.3          $68.0
     Short-term investments                                                        12.3           11.0
     Receivables                                                                  497.1          545.1
     Inventories:
        Raw materials                                                             103.8           91.0
        Work-in-process                                                           185.4          192.4
        Finished goods                                                            225.9          222.7
------------------------------------------------------------------------------------------------------
     Total inventories                                                            515.1          506.1
     Prepaid expenses and other assets                                            299.3          289.1
------------------------------------------------------------------------------------------------------
Total current assets                                                            1,366.1        1,419.3
------------------------------------------------------------------------------------------------------
Property, plant and equipment
     Gross property, plant and equipment                                        1,854.0        1,936.3
     Less accumulated depreciation                                              1,361.8        1,423.8
------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                            492.2          512.5
------------------------------------------------------------------------------------------------------
Deferred tax assets                                                               124.7          124.7
------------------------------------------------------------------------------------------------------
Other assets                                                                       85.5           76.2
------------------------------------------------------------------------------------------------------
Total assets                                                                   $2,068.5       $2,132.7
------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
------------------------------------------------------------------------------------------------------
Current liabilities
     Short-term debt                                                             $199.4         $241.6
     Current portion of long-term debt                                            199.7             --
     Payables and accruals                                                        317.8          277.3
     Compensation and benefits                                                    293.6          310.9
     Federal, state and foreign income taxes                                       17.0           32.9
------------------------------------------------------------------------------------------------------
Total current liabilities                                                       1,027.5          862.7
------------------------------------------------------------------------------------------------------
Long-term debt                                                                    297.1          496.6
------------------------------------------------------------------------------------------------------

Accrued postretirement benefits                                                   246.4          246.5
Accrued postemployment benefits                                                    43.1           42.5
------------------------------------------------------------------------------------------------------

Common stockholders' equity
     Common stock, $1 par value                                                    75.4           75.4
     Additional paid-in capital                                                   423.6          425.2
     Retained earnings                                                          1,280.1        1,304.1
     Accumulated other comprehensive income                                       (41.9)         (39.8)
     Less:    Treasury stock, at cost                                           1,281.9        1,279.4
                 Deferred compensation                                              0.9            1.1
------------------------------------------------------------------------------------------------------
     Total common stockholders' equity                                            454.4          484.4
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $2,068.5       $2,132.7
======================================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                 Periods Ended March 29, 1998 and March 30, 1997
                                  (In millions)

Cash flows from operating activities                                              1998          1997
----------------------------------------------------------------------------------------------------
     Net earnings/(loss)                                                         ($17.4)       $15.8
     Depreciation of property, plant and equipment                                 25.6         31.0
     Decrease in receivables                                                       47.6          5.1
     Increase in inventories                                                       (4.3)        (1.7)
     Increase in prepaids and other assets                                        (11.0)       (16.6)
     Increase/(decrease) in payables and accruals                                  34.3        (44.5)
     Decrease in compensation and benefits                                        (12.0)       (27.4)
     Increase/(decrease) in federal, state and foreign income taxes payable       (14.2)         7.9
     Other non cash items                                                         (40.4)       (15.5)
----------------------------------------------------------------------------------------------------
     Net cash provided/(used) by operating activities                               8.2        (45.9)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities
----------------------------------------------------------------------------------------------------
     Increase in short-term investments                                            (1.3)          --
     Increase in other assets                                                      (9.3)        (1.0)
     Additions to property, plant and equipment                                   (34.9)       (28.0)
     Proceeds from sale of property, plant and equipment                           60.7           --
----------------------------------------------------------------------------------------------------
     Net cash provided/(used) by investing activities                              15.2        (29.0)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities
----------------------------------------------------------------------------------------------------
     Net increase/(decrease) in short-term debt (maturities 90 days or less)      (41.0)        36.2
     Short-term debt having (maturities over 90 days):
          Proceeds                                                                 24.3          8.0
          Payments                                                                (25.5)        (8.3)
     Proceeds from issuances of long-term debt                                       --        295.6
     Repayments of long-term debt                                                    --       (290.4)
     Cash dividends paid                                                             --         (6.7)
     Proceeds from issuance of shares in connection with stock incentive plan       3.3          3.2
     Purchase of treasury stock                                                   (11.4)        (4.4)
----------------------------------------------------------------------------------------------------
     Net cash provided/(used) by financing activities                             (50.3)        33.2
----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             1.2         (1.6)
----------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (25.7)       (43.3)

Cash and equivalents at beginning of period                                        68.0         72.8
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $42.3        $29.5
====================================================================================================

Polaroid Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements    (Unaudited)

Basis of Presentation
---------------------

The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. Intercompany accounts and transactions are eliminated. This is an interim unaudited report, subject to year end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. Certain prior year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards
------------------------

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net earnings and unrealized gains and losses from currency translation. Prior periods presented for comparative purposes have been formatted to comply with the requirements of FAS 130.

Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain payroll and related costs for Company employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations in the first quarter of 1998 or financial position at March 29, 1998.

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the Company determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies.

Earnings Per Common Share
-------------------------

In December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting FAS 128.

Under FAS 128, basic earnings/(loss) per common share are computed by dividing net earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/(loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and from performance shares and are computed by dividing net earnings/(loss) by the weighted average number of common shares and all dilutive securities outstanding.

EPS Reconciliation
------------------

The reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the Company's reported net earnings/(loss) is as follows: (in millions except per share amounts)

                                                                           Per
                                                                          Share
                                    Earnings/(Loss)       Shares          Amount
                                    ---------------       ------          ------
Period ended March 29, 1998
---------------------------
Basic loss per share                   $ (17.4)            44.5           $(.39)
                                       =======             ====           =====

Diluted loss per share                 $ (17.4)            44.5*          $(.39)
                                       =======             ====           =====

Period ended March 30, 1997
---------------------------
Basic earnings per share               $  15.8             44.8           $ .35
                                       =======             ====           =====

Diluted earnings per share             $  15.8             45.3*          $ .35
                                       =======             ====           =====


* At March 29, 1998 and March 30, 1997, stock options for shares of common stock totaling 4.2 million and 1.0 million, respectively, were outstanding but were not included in the calculations of diluted earnings/(loss) per share because the effects were anti-dilutive. In addition, the effect of .2 million outstanding performance shares at March 29, 1998 were not included since the effect was antidilutive. At March 30, 1997, the effect of .1 million outstanding performance shares was not included since the performance criteria were not met.

The total number of common shares outstanding were 44.5 million and 44.8 million as of March 29, 1998 and March 30, 1997, respectively.

Comprehensive Income
--------------------

The Company's total of comprehensive income/(loss) was as follows: (in millions)

                                                       Period ended
                                            March 29, 1998      March 30, 1997
                                            --------------      --------------

Net earnings/(loss)                             $(17.4)            $ 15.8

Other comprehensive income:
   Currency translation adjustment                (2.1)             (29.7)
                                                ------             ------

Total comprehensive income/(loss)               $(19.5)            $(13.9)
                                                ======             ======

Restructuring Charge
--------------------

As part of the restructuring charge recognized in the fourth quarter of 1997, the Company recorded a charge of approximately $142.0 million related to payments to be made under an involuntary severance program under which approximately 1,800 employees will leave the Company (approximately 40% from manufacturing and 60% from non-manufacturing jobs) over approximately 18 months. As of March 29, 1998, approximately 340 employees were terminated under this program. Through March 29, 1998, the Company has incurred approximately $15.0 million of the amount accrued, in costs related to this program.


Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The March 29, 1998 and March 30, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          Independent Auditors' Report


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of March 29, 1998 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 29, 1998 and March 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1997, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
April 8, 1998

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

First Quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries were $390.6 million in the first quarter of 1998 compared to $457.5 million in the first quarter of 1997. The principal reasons for this decrease were lower sales of instant film and, to a lesser degree, a stronger U.S. dollar. On a unit basis, worldwide shipments of cameras decreased significantly and worldwide shipments of instant film decreased substantially. Conventional film shipments declined moderately while shipments of videotapes increased moderately as compared to the same period in the prior year.

Sales in the United States during the first quarter of 1998 totaled $180.8 million versus $189.3 million recorded in the first quarter of 1997. The decrease was primarily due to lower sales of instant film, which was adversely influenced by adjustments in dealer inventory levels. On a unit basis, the Company's shipments of instant cameras decreased significantly and shipments of instant film decreased moderately. At the retail level, unit volumes of instant cameras were flat versus the first quarter last year and integral film was down less than 5%. Shipments of conventional film increased moderately and shipments of videotapes increased significantly.

International sales declined from $268.2 million in the first quarter of 1997 to $209.8 million in the first quarter of 1998. The major reasons for this reduction were a decline in instant film sales and, to a lesser degree, the strengthening of the U.S. dollar. The decline was also partly attributable to weaknesses in developing markets in Asia. On a unit basis, shipments of instant cameras were down significantly and shipments of instant film declined substantially.

Gross margin, as a percent of sales, decreased to 38% in the first quarter of 1998 from 43% in the first quarter of 1997. The decrease was primarily due to lower sales of instant film and the adverse impact of a stronger U.S. dollar.

Marketing, research, engineering and administrative expenses were reduced from $178.5 million in the first quarter of 1997 to $159.8 million in the first quarter of 1998. This overhead decrease of $18.7 million was due to lower variable selling, marketing and administrative expenses, and a stronger U.S. dollar.

The loss from operations for the first quarter of 1998 was $13.0 million compared to an operating profit of $19.2 million in the first quarter of 1997. The decrease was largely due to lower sales of instant film and, to a lesser degree, the adverse impact of foreign exchange. These adverse factors were offset in part by decreased overhead expenses and reductions in losses in the Company's digital imaging business.

In the first quarter of 1998, the net of other income and expense was an expense of $1.6 million compared to income of $17.3 million in 1997. The first quarter 1997 other income included a $15.8 million gain primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52 "Foreign Currency Translation" (FAS 52) for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional.

---------------------------------

The income tax benefit was $9.3 million in the first quarter of 1998 compared to a tax expense of $9.3 million in the same period a year ago. The effective income tax rate was 35% for the first quarter of 1998 compared to 37% in the same period last year.

The net loss for the first quarter of 1998 was $17.4 million, or $.39 basic loss per common share, compared to net earnings of $15.8 million, or $.35 basic earnings per common share for the first quarter of 1997. Excluding the net after-tax foreign currency exchange gain primarily attributable to the change in the Company's method of applying FAS 52, basic earnings per common share were $.13 in the first quarter of 1997. Diluted loss per common share and diluted earnings per common share were the same as basic loss per common share and basic earnings per common share in both the first quarter of 1998 and 1997, respectively.

Financial Liquidity and Capital Resources
-----------------------------------------

As of March 29, 1998, the Company's cash and cash equivalents and short-term investments amounted to $54.6 million, compared to $79.0 million at December 31, 1997. The primary sources of cash in the first quarter of 1998 were cash flows provided by investing and operating activities. These sources were more than offset by cash used by financing activities. In addition, working capital decreased to $338.6 million at March 29, 1998 from $556.6 at December 31, 1997. This decrease was primarily a result of reclassifying $199.7 million of 8% Notes, due March 15, 1999, from long-term to short-term debt.

In the first quarter of 1998, capital spending totaled $34.9 million and depreciation expense was $25.6 million. This compares with capital expenditures of $28.0 million and depreciation expense of $31.0 million during the first quarter of 1997. Capital spending in both years is a combination of on-going capital programs and spending related to new products.

During the first quarter of 1998, the Company also expended cash to reduce short-term borrowings by $42.2 million and to make payments relating to the 1997 involuntary severance program.

As part of the Company's December 1997 restructuring program, the Company sold its underutilized chemical manufacturing facility in Freetown, Mass. for $55 million in the first quarter of 1998.

In March 1997, the Company executed a $350.0 million credit agreement which provides committed funds for general corporate purposes. This agreement expires at the end of 2001 and is subject to certain debt covenants which limit the Company's borrowing capacity. At the end of the first quarter of 1998, there were no borrowings under this facility. Gross borrowings from the Company's international uncommitted lines of credit were $142.2 million at the end of the first quarter of 1998. Cash balances of $9.5 million at March 29, 1998 were required to support international borrowings. Additional available, international uncommitted lines of credit were $106.4 million at March 29, 1998. Gross borrowings from uncommitted lines of credit for U.S. operations were $57.2 million at the end of the first quarter of 1998. As of March 29, 1998, additional available, uncommitted lines of credit for U.S operations were $125.0 million. In the first quarter of 1998, the Company reclassified $199.7 million of 8% Notes, due March 15, 1999, from long-term to short-term debt. The Company plans to refinance this debt on a long term basis upon maturity.

The Company also has available for issuance $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

-----------------------------------------------------

In October 1997, the Company's Board of Directors authorized as many as 5 million shares to be repurchased over three years. During the first quarter of 1998, the Company repurchased 253,000 shares of its common stock at a cost of $11.4 million. As of March 29, 1998, up to 3.7 million shares remain to be purchased under the current program. It is the Company's policy to repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs (including payment of the 8% Notes refered to above), to fund planned capital expenditures, to make payments associated with the December 1997 restructuring program, to pursue future growth opportunities and to fund other corporate requirements.

Foreign Currency Exchange
-------------------------

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract currency exchange movement is primarily dependent on pricing in local markets.

Effective January 1, 1997, the Company determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies.

To minimize the adverse impact of currency fluctuations on net assets denominated in currencies other than the relevant functional currency (nonfunctional currencies), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional net asset position and the relative strength of the functional currencies compared to the nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At March 29, 1998, the amount of the Company's outstanding short-term debt incurred for hedging purposes was approximately $142 million.

-------------------------------------

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $31 million at March 29, 1998.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase U.S. dollar call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At March 29, 1998, option contracts with a notional value of $254 million were outstanding.

The Company maintains a Monetary Control Center (the MCC), which operates under written policies and procedures defining day-to-day operating guidelines, including exposure limits, to contract for the foreign currency denominated borrowings, foreign exchange swaps and call options described above. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's management. The MCC publishes regular reports to the Company's management detailing the foreign currency activities.

Impact of Inflation
-------------------

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) that requires companies to determine reportable segments based on how management makes decisions about allocating resources to the segments and measures their performance. Disclosures for segments are similar to those required under current standards. However, certain new information and quarterly disclosures will be required. In addition, new entity-wide disclosures will be required about products and services and the countries in which material assets are located and that report material revenues. Prior period information disclosed will be restated to comply with FAS
131. The Company will be adopting FAS 131 in 1998 and it will be applicable for the Company's year end disclosures. The disclosure requirements under FAS 131 for interim quarters will be applicable for the Company's first quarter disclosures in 1999. The Company is still evaluating the effect of this statement on its reported segment information.

------------------------------------

In February 1998, the FASB issued Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS
132). The implementation of FAS 132 will revise certain footnote disclosure requirements and add certain new disclosures related to pension and other retiree benefit plans. However, it does not change the measurement or recognition requirements for those plans. Implementation of FAS 132 is required for year end 1998 disclosures.


Year 2000 Date Conversion
-------------------------

The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. Without modifications and conversions, the Year 2000 problem could have a material impact on the operations of the Company. However, the Company's management has initiated a company-wide program to prepare the Company's computer systems for the Year 2000. A comprehensive review of the Company's computer systems and software has been conducted to identify the systems and software that could be affected by this issue. A plan to resolve this issue is currently being developed and implemented. The Company presently believes that with modifications to existing systems and software and converting to new systems and software as part of the Company's effort to streamline its operations, the Year 2000 problem, as it applies to the Company's own systems and software, should not pose a significant operational problem to the Company. The Company expects the Year 2000 related modifications and conversions to be substantially completed by the middle of 1999. The cost to modify existing software is expected to be approximately $10 to $15 million, a small portion of which has been expended through March 29, 1998. The Company is also reviewing the possible impact of the Year 2000 problem on its customers and suppliers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Not applicable.

                           PART II. OTHER INFORMATION

                            Item 1. Legal Proceedings
                            -------------------------

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of March 29, 1998 was $2.0 million. The Company currently estimates that the majority of the $2.0 million amount reserved for environmental liabilities on March 29, 1998 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant.

The Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None in the first quarter of 1998.

Item 5. Other Information
-------------------------

Not applicable.

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------
(a)    Exhibits:


       (10.1) Employment Agreement dated as of March 19, 1998 between Polaroid
              Corporation and Judith G. Boynton

       (10.2) Change in Control Severance Agreement dated as of April 13, 1998 between Polaroid Corporation and Judith G. Boynton

       (10.3) Promissory Note dated as of April 3, 1998 between Polaroid
              Corporation and Joseph G. Parham, Jr.

         (12) Ratio of Earnings to Fixed Charges

         (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

         (27) Financial Data Schedule


       (27.1) Restated Financial Data Schedule



(b) Reports on Form 8-K:

              During the first quarter of 1998, the Company did not file any reports on Form 8-K.

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







                                    POLAROID CORPORATION
                                    --------------------
                                    (Registrant)






May 7, 1998                         Judith G. Boynton
                                    -----------------
                                    Judith G. Boynton
                                    Executive Vice President and
                                    Chief Financial Officer