Form 10-Q
period 1998-06-28
POLAROID CORP
filed 1998-08-11
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 28, 1998
                                      --------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   [X]       NO    [ ]

                      Shares of Common Stock, $1 par value,
               outstanding as of August 5, 1998: 44,109,011 shares
--------------------------------------------------------------------------------

                        This document contains 20 pages.
                        Exhibit index appears on page 19
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
            Condensed Consolidated Statement of Earnings (Unaudited)
           Three and Six Months ended JUNE 28, 1998 and JUNE 29, 1997
                      (In millions, except per share data)

                                                                                Second Quarter           Six Months
                                                                           1998         1997          1998         1997
                                                                           ----         ----          ----         ----
Net sales:
         United States                                                     $247.0       $294.0        $427.8       $483.3
         International                                                      217.7        270.9         427.5        539.1
-------------------------------------------------------------------------------------------------------------------------
Total net sales                                                             464.7        564.9         855.3      1,022.4
-------------------------------------------------------------------------------------------------------------------------

         Cost of sales                                                      255.0        304.9         498.8        565.0

         Marketing, research, engineering and administrative expenses       204.9        195.8         364.7        373.9

-------------------------------------------------------------------------------------------------------------------------
Total costs                                                                 459.9        500.7         863.5        938.9
-------------------------------------------------------------------------------------------------------------------------
Profit/(loss) from operations                                                 4.8         64.2          (8.2)        83.5

         Other income/(expense)                                              27.2         (0.3)         25.6         16.9

         Interest expense                                                    13.5         11.5          25.6         22.9

-------------------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                          18.5         52.4          (8.2)        77.5

         Federal, state and foreign income tax expense/(benefit)              6.4         17.8          (2.9)        27.1
-------------------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                                         $12.1        $34.6         ($5.3)       $50.4
=========================================================================================================================

Basic earnings/(loss) per common share                                      $0.27        $0.77        ($0.12)       $1.12

Diluted earnings/(loss) per common share                                    $0.27        $0.76        ($0.12)       $1.11
-------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                             $0.15        $0.15         $0.30        $0.30
Weighted average common shares used for basic
          earnings/(loss) per share calculation (in thousands)             44,353       45,028        44,413       44,934
Weighted average common shares used for diluted
          earnings/(loss) per share calculation (in thousands)             44,648       45,705        44,413       45,545
Common shares outstanding at end of period (in thousands)                  44,132       45,251        44,132       45,251


=========================================================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                      Condensed Consolidated Balance Sheet
                                  (In millions)

                                                         (Unaudited)
                                                            June 28,         December 31,
Assets                                                          1998                 1997
-------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                   $37.7                $68.0
     Short-term investments                                       12.6                 11.0
     Receivables                                                 489.6                545.1
     Inventories:
        Raw materials                                            109.6                 91.0
        Work-in-process                                          179.9                192.4
        Finished goods                                           254.7                222.7
-------------------------------------------------------------------------------------------
     Total inventories                                           544.2                506.1
     Prepaid expenses and other assets                           304.1                289.1
-------------------------------------------------------------------------------------------
Total current assets                                           1,388.2              1,419.3
-------------------------------------------------------------------------------------------
Property, plant and equipment
     Gross property, plant and equipment                       1,882.7              1,936.3
     Less accumulated depreciation                             1,377.0              1,423.8
-------------------------------------------------------------------------------------------
     Net property, plant and equipment                           505.7                512.5
-------------------------------------------------------------------------------------------
Deferred tax assets                                              124.7                124.7
-------------------------------------------------------------------------------------------
Other assets                                                     101.7                 76.2
-------------------------------------------------------------------------------------------
Total assets                                                  $2,120.3             $2,132.7
-------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
-------------------------------------------------------------------------------------------
Current liabilities
     Short-term debt                                            $306.7               $241.6
     Current portion of long-term debt                           200.0                 -
     Payables and accruals                                       288.0                277.3
     Compensation and benefits                                   274.7                310.9
     Federal, state and foreign income taxes                      18.7                 32.9
-------------------------------------------------------------------------------------------
Total current liabilities                                      1,088.1                862.7
-------------------------------------------------------------------------------------------
Long-term debt                                                   300.1                496.6
-------------------------------------------------------------------------------------------

Accrued postretirement benefits                                  248.3                246.5
Accrued postemployment benefits                                   43.2                 42.5
-------------------------------------------------------------------------------------------


Common stockholders' equity
     Common stock, $1 par value                                   75.4                 75.4
     Additional paid-in capital                                  421.3                425.2
     Retained earnings                                         1,285.6              1,304.1
     Accumulated other comprehensive income                      (47.3)               (39.8)
     Less:    Treasury stock, at cost                          1,293.1              1,279.4
                  Deferred compensation                            1.3                  1.1
-------------------------------------------------------------------------------------------
     Total common stockholders' equity                           440.6                484.4
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $2,120.3             $2,132.7
===========================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                Six Months Ended June 28, 1998 and June 29, 1997
                                  (In millions)

Cash flows from operating activities                                                     1998             1997
----------------------------------------------------------------------------------------------------------------
     Net earnings/(loss)                                                                  ($5.3)           $50.4
     Depreciation of property, plant and equipment                                         52.9             62.1
     (Increase)/Decrease in receivables                                                    47.5            (53.3)
     Increase in inventories                                                              (37.3)           (19.4)
     Increase in prepaids and other assets                                                (17.3)           (31.6)
     Increase in payables and accruals                                                     15.4             14.3
     Decrease in compensation and benefits                                                (29.9)           (58.0)
     Increase/(decrease) in federal, state and foreign income taxes payable               (12.4)            13.4
     Other non cash items                                                                 (68.4)            25.1
----------------------------------------------------------------------------------------------------------------
     Net cash provided/(used) by operating activities                                     (54.8)             3.0
----------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
----------------------------------------------------------------------------------------------------------------
     Increase in short-term investments                                                    (1.5)            (2.7)
     Increase in other assets                                                             (25.6)           (11.4)
     Additions to property, plant and equipment                                           (70.7)           (55.8)
     Proceeds from sale of property, plant and equipment                                   92.8              0.1
----------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                 (5.0)           (69.8)
----------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
----------------------------------------------------------------------------------------------------------------
     Net increase in short-term debt (maturities 90 days or less)                          93.1             91.9
     Short-term debt having (maturities over 90 days):
          Proceeds                                                                         43.5             20.3
          Payments                                                                        (71.2)           (17.1)
     Proceeds from issuances of long-term debt                                              -              296.5
     Repayments of long-term debt                                                           -             (327.8)
     Cash dividends paid                                                                  (13.3)           (13.5)
     Proceeds from issuance of shares in connection with stock incentive plan               5.8             17.2
     Purchase of treasury stock                                                           (30.6)            (5.4)
----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                             27.3             62.1
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     2.2             (2.1)
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (30.3)            (6.8)

Cash and equivalents at beginning of period                                                68.0             72.8
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                $37.7            $66.0
================================================================================================================

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

Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain payroll and related costs for Company employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial position.

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the Company determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies.

Earnings Per Share Reconciliation
---------------------------------

The reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the Company's reported net earnings/(loss) is as follows: (in millions except per share amounts)

                                                             Weighted         Per
                                                             Average         Share
                                        Earnings/(loss)       Shares         Amount
                                        ---------------       ------         ------
Quarter ended June 28, 1998
---------------------------
Basic earnings per share                    $ 12.1             44.4           $.27
                                            ======             ====           ====

Diluted earnings per share                  $ 12.1             44.6*          $.27
                                            ======             ====           ====

Quarter ended June 29, 1997
---------------------------
Basic earnings per share                    $ 34.6             45.0           $.77
                                            ======             ====           ====

Diluted earnings per share                  $ 34.6             45.7*          $.76
                                            ======             ====           ====

Six months ended June 28, 1998
------------------------------
Basic loss per share                        $ (5.3)            44.4          $(.12)
                                            ======             ====           ====

Diluted loss per share                      $ (5.3)            44.4**        $(.12)
                                            ======             ====           ====

Six months ended June 29, 1997
------------------------------
Basic earnings per share                    $ 50.4             44.9          $1.12
                                            ======             ====           ====

Diluted earnings per share                  $ 50.4             45.5**        $1.11
                                            ======             ====           ====


* For the quarter ended June 28, 1998, stock options for shares of common stock totaling 2.9 million were outstanding but were not included in the calculation of diluted earnings per share because the effect was anti-dilutive. In addition, the effect of .2 million outstanding performance shares for the quarter ended June 28, 1998 was not included since the performance criteria were not met. For the quarter ended June 29, 1997, the effect of .1 million outstanding performance shares was not included since the performance criteria were not met.

** For the six months ended June 28, 1998, stock options for shares of common stock totaling 4.7 million were outstanding but were not included in the calculation of diluted loss per share because the effect was antidilutive. In addition, the effect of .2 million outstanding performance shares for the six months ended June 28, 1998 was not included since the effect was antidilutive. For the six months ended June 29, 1997, the effect of .1 million outstanding performance shares was not included since the performance criteria were not met.

The total number of common shares outstanding were 44.1 million and 45.3 million as of June 28, 1998 and June 29, 1997, respectively.

Comprehensive Income
--------------------

The Company's total of comprehensive income/(loss) was as follows: (in millions)

                                                        Quarter ended
                                                        -------------
                                            June 28, 1998             June 29, 1997
                                            -------------             -------------
Net earnings                                    $12.1                     $34.6

Other comprehensive income:
   Currency translation adjustment              (5.4)                       1.6
                                                -----                     -----

Total comprehensive income                      $6.7                      $36.2
                                                =====                     =====



                                                      Six months ended
                                                      ----------------
                                            June 28, 1998             June 29, 1997
                                            -------------             -------------

Net earnings/(loss)                            $(5.3)                     $50.4

Other comprehensive income:
   Currency translation adjustment             $(7.5)                    $(28.1)
                                               ------                    -------

Total comprehensive income/(loss)              $(12.8)                    $22.3
                                               =======                   ======

Restructuring Charge
--------------------

As part of the restructuring charge recognized in the fourth quarter of 1997, the Company recorded a charge of approximately $142.0 million related to payments to be made under an involuntary severance program under which approximately 1,800 employees will leave the Company (approximately 40% from manufacturing and 60% from non-manufacturing jobs) over approximately 18 months. As of June 28, 1998, approximately 600 employees were terminated under this program. Through June 28, 1998, the Company has paid approximately $29.0 million of the amount accrued, in costs related to this program.

Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.

Independent Auditors' Report
----------------------------

The June 28, 1998 and June 29, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of June 28, 1998 and the related condensed consolidated statements of earnings for the three and six-month periods ended June 28, 1998 and June 29, 1997, and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
July 14, 1998

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

Second Quarter Results
----------------------

In June of 1998, the Company announced that it would take steps to accelerate the implementation of new inventory strategies and practices at the dealer level. This was a result of the Company initiating meetings with several large dealers in order to understand their inventory management plans. The Company learned that as a result of business combinations and improved logistics practices, these customers, in general, would be driving their inventory levels lower well into 1999. The Company decided to work with these key customers to accelerate this reduction in channel inventories. A large portion of this decline occurred in the second quarter and the Company plans to manage the remaining reduction over the next few quarters to achieve targeted levels. Because of this strategy to reduce channel inventories, the Company expects to spend a greater portion of its marketing funds at the retail, rather than dealer level.

This change in inventory strategies discussed above, along with the weaknesses in Asia and other emerging markets and, to a lesser degree, a stronger U.S. dollar, were the major reasons why the Company's worldwide sales declined from $564.9 million in the second quarter of 1997 to $464.7 million in the second quarter of 1998. On a unit basis, worldwide shipments of cameras decreased significantly and worldwide shipments of instant film decreased substantially in the second quarter of 1998 compared to the same period last year. Conventional film shipments were flat while shipments of videotapes decreased significantly in the second quarter of 1998 compared to the same period last year.

Sales in the United States during the second quarter of 1998 totaled $247.0 million versus $294.0 million recorded in the second quarter of 1997. As noted above, the decrease is largely due to the Company's decision to reduce dealer inventory levels in the U.S. On a unit basis, the Company's shipments to its customers of both instant cameras and instant film decreased substantially. However, retail unit sales of both instant cameras and integral film were down less than 5% versus the second quarter last year. Shipments of conventional film increased significantly and shipments of videotapes decreased significantly in the second quarter of 1998 compared to the same period last year.

International sales declined from $270.9 million in the second quarter of 1997 to $217.7 million in the second quarter of 1998. This reduction was due to weaknesses in Asia and other emerging markets and, to a lesser degree, the strengthening of the U.S. dollar. On a unit basis, shipments of instant cameras decreased moderately and shipments of instant film decreased substantially. Shipments of conventional film decreased significantly and shipments of videotapes decreased substantially in the second quarter of 1998 compared to the same period last year.

Gross margin, as a percent of sales, decreased to 45% in the second quarter of 1998 from 46% in the second quarter of 1997. This decrease was primarily due to lower sales of instant film.

----------------------------------

Marketing, research, engineering and administrative expenses increased from $195.8 million in the second quarter of 1997 to $204.9 million in the second quarter of 1998. This increase was primarily related to a $10.0 million reserve recorded against Russian receivables in response to recent economic turmoil in that country.

Profit from operations for the second quarter of 1998 was $4.8 million compared to $64.2 million in the second quarter of 1997. The decrease was largely due to lower film sales as the Company responded to new inventory strategies and practices at the dealer level. In addition, profits were adversely affected by weaknesses in Asia and other emerging markets and the additional reserve established for Russian receivables. These adverse factors were offset in part by savings from restructuring.

In the second quarter of 1998, the net of other income and expense was income of $27.2 million compared to an expense of $.3 million in 1997. Second quarter 1998 other income included gains of $26.3 million from the sale of real estate.

Subsequent to the second quarter, the Company sold additional real estate which resulted in a pre-tax gain of approximately $18.0 million. This real estate sale, which occurred on July 15, 1998, will be reflected in the Company's financial results for the third quarter of 1998.

Interest expense was $13.5 million in the second quarter of 1998 compared to $11.5 million in the second quarter of 1997. The increase is primarily due to higher obligations and, to a lesser degree, lower capitalized interest.

Income tax expense was $6.4 million in the second quarter of 1998 compared to $17.8 million in the same period a year ago. The effective income tax rate was 35% for the second quarter of 1998 compared to 34% in the same period last year.

Net earnings for the second quarter of 1998 were $12.1 million, or $.27 basic earnings per common share, compared to net earnings of $34.6 million, or $.77 basic earnings per common share for the second quarter of 1997. Diluted earnings per common share were the same as basic earnings per common share for the second quarter of 1998. Diluted earnings per common share were $.76 in the second quarter of 1997.

Six Month Review
----------------

Worldwide sales for the first six months of 1998 decreased 16% to $855.3 million from $1.02 billion for the first six months of 1997. This decrease was the result of the channel inventory strategies discussed earlier, weaknesses in Asia and other emerging markets and, to a lesser degree, the adverse impact of foreign exchange. On a unit basis, during the first half of 1998, worldwide shipments of instant cameras decreased significantly and worldwide shipments of instant film declined substantially compared with the same period last year. Worldwide shipments of both conventional film and videotapes declined slightly in the first half of 1998 versus the first half of 1997.

----------------------------

U.S. sales decreased 11% to $427.8 million for the first six months of 1998 compared to $483.3 million for the same period in 1997. This decrease was largely due to the Company's decision, implemented in the second quarter of 1998, to reduce dealer inventory levels in the U.S. As a result, in the first half of 1998, unit shipments of both instant cameras and instant film in the U.S. were significantly lower than in the first half of 1997. During the first half of 1998, at the retail level, unit volumes of both instant cameras and integral film were down approximately 3% versus the first six months of last year. Shipments of conventional film increased significantly and shipments of videotapes increased slightly during the first half of 1998 versus the same period last year.

International sales decreased 21% to $427.5 million for the first six months of 1998 compared to $539.1 million for the same period in 1997. The major reasons for this reduction were a decline in instant film sales, reflecting weaknesses in Asia and other emerging markets and, to a lesser degree, the adverse impact of foreign exchange. In addition to instant film, which fell substantially, unit shipments of instant cameras decreased significantly during the first half of 1998 compared with the same period last year. Shipments of conventional film decreased significantly and shipments of videotapes decreased substantially during the first half of 1998 versus the same period last year.

Gross margin as a percent of sales was 42% for the first six months of 1998 compared to 45% for the first six months of 1997. The decrease was primarily due to lower sales of instant film.

Marketing, research, engineering and administrative expenses for the first six months of 1998 decreased to $364.7 million from $373.9 million in the first six months of 1997. This overhead decrease was due to lower variable selling and marketing expenses and a stronger U.S. dollar, offset in part by the addition to the reserve for Russian receivables.

The loss from operations was $8.2 million in the first six months of 1998 compared to a profit from operations of $83.5 million in the first six months of 1997. The decrease in operating profit is primarily due to the new inventory adjustment strategy and weaknesses in Asia and other emerging markets. In addition, operating profit was also negatively impacted by the addition to the reserve for Russian receivables and an increase in new product development costs. These adverse factors were offset in part by savings from restructuring and reductions from losses in the Company's digital imaging products.

Other income for the first six months of 1998 was $25.6 million compared to $16.9 million for the first six months of 1997. In the first half of 1998, other income includes $26.1 million in gains from the sale of real estate. Other income in the first half of 1997 included a $15.8 million gain primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS
52) for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional.

----------------------------

Interest expense was $25.6 million and $22.9 million in the first six months of 1998 and 1997, respectively. The increase is primarily due to higher obligations and, to a lesser degree, lower capitalized interest.

The income tax benefit was $2.9 million in the first half of 1998 compared to an income tax expense of $27.1 million in the same period a year ago. The effective tax rate was 35% for both the first half of 1998 and 1997.

For the first half of 1998, the net loss was $5.3 million, or $.12 basic loss per common share, compared to net earnings of $50.4 million, or $1.12 basic earnings per common share in the first half of 1997. Diluted loss per common share was the same as basic loss per common share for the first half of 1998. Diluted earnings per common share were $1.11 for the first half of 1997.

Financial Liquidity and Capital Resources
-----------------------------------------

As of June 28, 1998, the Company's cash and cash equivalents and short-term investments amounted to $50.3 million, compared to $79.0 million at December 31, 1997. The primary sources of cash in the first half of 1998 were cash flows provided by financing activities and proceeds from the sale of fixed assets totalling $92.8 million. These sources were more than offset by cash used by operating and other investing activities. In addition, working capital decreased to $300.1 million at June 28, 1998 from $556.6 million at December 31, 1997. This decrease was primarily a result of reclassifying $199.7 million of 8% Notes, due March 15, 1999, from long-term to short-term debt and an increase in short-term borrowings.

In the first half of 1998, capital spending totaled $70.7 million and depreciation expense was $52.9 million. This compares with capital expenditures of $55.8 million and depreciation expense of $62.1 million during the first half of 1997. Capital spending in both years was a combination of on-going capital programs and spending related to new products. In 1998, capital spending also included costs associated with the installation of a new enterprise-wide software system. The Company has increased its forecast of capital expenditures for 1998 from approximately $165 million to approximately $200 million. The increase is principally due to more spending on new products to meet increased demand, the installation of the new enterprise-wide software system and outfitting facilities associated with the Company's consolidation of real estate.

During the first half of 1998, the Company also expended cash to make payments relating to the 1997 involuntary severance program, to repurchase the Company's stock and to pay dividends to common stockholders.

As part of the Company's December 1997 restructuring program, the Company sold its underutilized chemical manufacturing facility in Freetown, Mass. for $55.0 million in the first half of 1998. The Company also sold certain real estate which resulted in cash proceeds of $37.7 million in the first half of 1998.

In March 1997, the Company executed a $350.0 million credit agreement which provides committed funds for general corporate purposes. This agreement expires at the end of 2001 and is subject to certain debt covenants which limit the Company's borrowing capacity. At June 28, 1998, there were no borrowings under this facility. Gross borrowings from the Company's international uncommitted lines of credit were $194.8 million at June 28, 1998. Cash balances of $10.9 million at June 28, 1998 were required to support international borrowings. Additional available international

-----------------------------------------------------

uncommitted lines of credit were $56.0 million at June 28, 1998. Gross borrowings from uncommitted lines of credit for U.S. operations were $111.9 million at June 28, 1998. As of June 28, 1998, additional available uncommitted lines of credit for U.S operations were $38.1 million. In the first quarter of 1998, the Company reclassified $199.7 million of 8% Notes, due March 15, 1999, from long-term to short-term debt. The Company plans to refinance this debt on a long term basis upon maturity. The Company also has available for issuance $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

The Company's cost of borrowing is generally dependent upon its short and long-term debt credit ratings. The Company's credit rating by Moody's Investor's Services, Inc. for long-term debt obligations is Baa3 while Duff & Phelps Credit Ratings Co's rating for long-term debt is BBB. The Company's credit ratings by Standard & Poor's ("S&P") are "A-3" in the commercial paper market and "BBB-" for long-term obligations. In July 1998, S&P confirmed the Company's ratings but revised its ratings outlook on the Company from stable to negative.

In October 1997, the Company's Board of Directors authorized up to 5 million shares to be repurchased over three years. During the second quarter of 1998, the Company repurchased approximately 509,000 shares of its common stock at a cost of $20.3 million. For the six month period ended June 28, 1998 approximately 761,000 shares were repurchased at a cost of $31.8 million. As of June 28, 1998, up to 3.2 million shares remain to be purchased under the current program. It is the Company's policy to repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions as well as the Company's business and financial condition.

The Company believes that its borrowing capacity and other existing corporate resources are adequate for at least the next twelve months to meet working capital needs, to fund planned capital expenditures, to make payments associated with the December 1997 restructuring program, to pursue future growth opportunities and to fund other corporate requirements.

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

To minimize the adverse impact of currency fluctuations on net assets denominated in currencies other than the relevant functional currency (nonfunctional currencies), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional net asset position and the relative strength of the

-------------------------------------

functional currencies compared to the nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At June 28, 1998 the amount of the Company's outstanding short-term debt incurred for hedging purposes was approximately $192.4 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $12.5 million at June 28, 1998.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase U.S. dollar call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At June 28, 1998, option contracts with a notional value of $269.0 million were outstanding.

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

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) that requires companies to determine reportable segments based on how management makes decisions about allocating resources to the segments and measures their performance. Disclosures for segments are similar to

------------------------------------

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

In June 1998, the FASB issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available for sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. FAS 133 must be adopted for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect of this statement on its reported financial results.

Year 2000 Date Conversion
-------------------------

The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. Without modifications and conversions, the Year 2000 problem could have a material adverse impact on the results of operations and financial condition of the Company. However, the Company's management has initiated a multi-phase company-wide program to prepare the Company for the Year 2000.

During the first phase of the Company's program, the Company conducted a comprehensive review of the Company's information technology ("IT") and non-IT systems and software to identify the systems and software that could be affected by this issue.

During the second phase of the Company's program, a plan to resolve Year 2000 issues relating to the Company's systems and software is being developed and implemented. The Company presently believes that with modifications to existing systems and software and converting to new systems and software as part of the Company's effort to streamline its operations, the Year 2000 problem, as it applies to the Company's own systems and software, should not pose a significant operational problem to the

-------------------------------------

Company. The Company expects the Year 2000 related modifications and conversions to its own systems and software, including testing, to be substantially completed by the middle of 1999. The cost to modify existing software is expected to be approximately $10 to $15 million, of which approximately $2 million has been expended through June 28, 1998.

Concurrently with the development and implementation of plans to resolve Year 2000 issues relating to the Company's systems and software, the Company is also reviewing the possible impact of the Year 2000 problem on its customers and suppliers. The Company has not completed its assessment of its exposure to risks relating to the Year 2000 issues of third parties with which it has a material relationship.

Upon the completion of the Company's assessment of its exposure to the risk of Year 2000 non-compliance by third parties, the Company will formulate contingency plans to handle the most likely worst case Year 2000 scenarios. Until the assessment is completed, the Company cannot reasonably define what those scenarios might be.

Factors That May Affect Future Results
--------------------------------------

Certain statements in this Management's Discussion and Analysis may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected or suggested in any forward-looking statement as the result of a wide variety of factors, which include but are not limited to the factors and conditions set forth below. Many of the important factors below have been discussed in prior Securities and Exchange Commission filings by the Company.

The Company sells and markets its products worldwide. A major risk associated with such worldwide operations is the fluctuation of foreign exchange rates, particularly the Japanese yen and German mark.

The Company's future operating results may be negatively affected if the Company is unable to promptly design, develop, manufacture and market innovative imaging products that meet customer demands. Since some of the Company's new products will replace or compete with its existing products, the Company's operating results could be adversely affected even if it is successful in developing and introducing new products.

In addition, the timing and introduction of competitors' new products could have a negative impact upon the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. Its most significant traditional competitors, Eastman Kodak Company and Fuji Photo Film Co., Ltd., are considerably larger than the Company and have more resources. The Company anticipates that price competition from conventional film and other imaging technologies will place continued pressure on instant products. The impact of these factors can cause results that are both adverse and varied.

The Company is committed to reducing its cycle time in bringing new products to market. There is no guarantee that the Company will succeed in this endeavor. Shorter cycle times present a challenge for the effective management of the transition from existing products to new products and could negatively impact the Company's future operating results.

The Company is affected by retail demand for its products, particularly in the United States, Europe and Japan, and by factors extraneous to the Company's performance such as economic conditions. Moreoever, dealers implementation of new inventory strategies and practices could continue to affect operating profit. Changes in laws and regulations, particularly in the environmental arena, also could adversely affect the Company's results from operations.

While the Company believes that developing markets continue to present attractive opportunities, such markets tend to be considerably less stable than more established markets and there can be no assurance that developing markets will produce favorable results for the Company. For example, recently there has been substantial unexpected economic turmoil in Russia which could create difficulties in collection of receivables.

The Company is continuing to develop digital imaging products. The operating losses of the Company's digital imaging business have reduced the profits of the Company. Markets for digital imaging products are increasing rapidly and over time may erode either the growth or the absolute size of the Company's instant photography business. Worldwide marketing of digital imaging products is highly competitive in price, quality and product performance and there is no assurance that the Company will attain the level of success in these markets that it has achieved with respect to instant photography. The Company's ability to compete effectively in digital imaging markets is also dependent on its ability to develop new products in a timely manner and to market them effectively.

The future prospects of the Company's digital imaging business are uncertain. These markets require a speed of execution that is greater than that of the Company's traditional business; and, competition in these new markets includes companies some of which have greater resources and have more experience serving the demands of these markets. Moreover, the Company's ability to succeed in these new markets will be enhanced if it is able to develop meaningful strategic business relationships with other companies; there can be no assurance that it will achieve these objectives. The Company's ability to achieve anticipated savings in overhead and other costs from its restructuring programs is also important to its ability to compete effectively in digital markets but there can be no assurance that it will achieve these objectives.

The Company aggressively endeavors to protect its investment in research and development by obtaining patents where feasible. The ownership of these patents contributes to the Company's ability to use its inventions and at the same time may provide significant patent license revenue. While in the aggregate, the Company's patents are considered to be of material importance in the operation of its business, the patents relating to any single product or process may not necessarily be of material significance when judged from the standpoint of the Company's total business.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of June 28, 1998 was $1.6 million. The Company currently estimates that the majority of the $1.6 million amount reserved for environmental liabilities on June 28, 1998 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant.

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

                Item 2. Changes in Securities and Use of Proceeds
                -------------------------------------------------

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.



                     Item 3. Defaults Upon Senior Securities
                     ---------------------------------------

None.

           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------



On May 5, 1998 the Company held its annual meeting of stockholders. The owners of 94% of the shares of common stock entitled to vote at this meeting were present either in person or by proxy. The following are the voting results for the meeting:


    [bullet] the stockholders ratified the appointment of KPMG Peat Marwick LLP, Independent Public Accountants, as the Company's auditors for 1998 with 41,128,013 votes in favor, 445,534 votes against and 227,595 abstentions and broker nonvotes.

    [bullet] the stockholders elected the nominated slate of directors to hold office until the next annual meeting with the following votes:

                                          For               Withheld
                                          ---               --------
             Gary T. DiCamillo         40,626,594          1,174,548
             Ralph E. Gomory           36,730,965          5,070,177
             Frank S. Jones            40,788,319          1,012,823
             Stephen P. Kaufman        40,789,350          1,011,792
             John W. Loose             40,810,063            991,079
             Albin F. Moschner         40,783,945          1,017,197
             Ronald F. Olsen           40,764,139          1,037,003
             Ralph Z. Sorenson         40,779,944          1,021,198
             Carole F. St. Mark        40,787,370          1,013,772
             Delbert C. Staley         40,763,642          1,037,500
             Bernee D.L. Strom         40,775,850          1,025,292
             Alfred M. Zeien           40,799,330          1,001,812


                            Item 5. Other Information
                            -------------------------

Not applicable.

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------

(a)    Exhibits:


       (10.1) Amendment No. 3 and Waiver dated as of June 30, 1998 with respect to the $350,000,000 Credit Agreement, dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein.

       (12)     Ratio of Earnings to Fixed Charges

       (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information.

       (27)     Financial Data Schedule

       (27.1)   Restated Financial Data Schedule



(b) Reports on Form 8-K:

                During the second quarter of 1998, the Company filed a report on Form 8-K, dated June 12, 1998.

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







                                  POLAROID CORPORATION
                                  ------------------------------
                                  (Registrant)






       August 6, 1998         /s/ Judith G. Boynton
                                  ------------------------------
                                  Judith G. Boynton
                                  Executive Vice President and
                                  Chief Financial Officer