Form 10-Q
period 1998-09-27
POLAROID CORP
filed 1998-11-12
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        September 27, 1998
                                                ------------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                -----------     ----------

                          Commission File Number  1-4085
                                                  ------


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          04-1734655
------------------------------                          -------------------
(State or other jurisdiction                             (I.R.S. Employer
incorporation or organization)                          Identification No.)


                784 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS    02139
--------------------------------------------------------------------------------

                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:    (781) 386-2000
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

                      Shares of Common Stock, $1 par value,
              outstanding as of November 6, 1998: 43,851,503 shares
--------------------------------------------------------------------------------

                        This document contains 24 pages.
                        Exhibit index appears on page 23.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
            Condensed Consolidated Statement of Earnings (Unaudited)
      Three and Nine Months ended SEPTEMBER 27, 1998 and SEPTEMBER 28, 1997
                      (In millions, except per share data)

                                                                        Third Quarter                           Nine Months
                                                                  1998             1997                 1998               1997
                                                                  ----             ----                 ----               ----
Net sales:
         United States                                            $263.0           $258.7               $690.8             $742.0
         International                                             185.8            257.7                613.3              796.8
---------------------------------------------------------------------------------------------------------------------------------
Total net sales                                                    448.8            516.4              1,304.1            1,538.8
---------------------------------------------------------------------------------------------------------------------------------

         Cost of sales                                             255.6            277.3                754.4              842.2

         Marketing, research, engineering and
           administrative expenses                                 151.6            188.1                516.3              562.1

---------------------------------------------------------------------------------------------------------------------------------
Total costs                                                        407.2            465.4              1,270.7            1,404.3
---------------------------------------------------------------------------------------------------------------------------------
Profit from operations                                              41.6             51.0                 33.4              134.5

         Other income                                               18.7              0.2                 44.3               17.1

         Interest expense                                           14.5             11.7                 40.1               34.6

---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                        45.8             39.5                 37.6              117.0

         Federal, state and foreign income tax expense              16.0             13.8                 13.1               40.9
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $29.8            $25.7                $24.5              $76.1
=================================================================================================================================

Basic earnings per common share                                    $0.68            $0.57                $0.55              $1.69

Diluted earnings per common share                                  $0.68            $0.55                $0.55              $1.66
---------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                    $0.15            $0.15                $0.45              $0.45
Weighted average common shares used for basic
          earnings per share calculation (in thousands)           43,984           45,537               44,268             45,136
Weighted average common shares used for diluted
          earnings per share calculation (in thousands)           44,070           46,425               44,527             45,867
Common shares outstanding at end of period (in thousands)         43,853           45,620               43,853             45,620

=================================================================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                      Condensed Consolidated Balance Sheet
                                  (In millions)


                                                               (Unaudited)
                                                             September 27,                     December 31,
Assets                                                                1998                             1997
-----------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                       $23.5                            $68.0
     Short-term investments                                           12.5                             11.0
     Receivables                                                     507.3                            545.1
     Inventories:
        Raw materials                                                109.7                             91.0
        Work-in-process                                              168.6                            192.4
        Finished goods                                               302.6                            222.7
-----------------------------------------------------------------------------------------------------------
     Total inventories                                               580.9                            506.1
     Prepaid expenses and other assets                               301.8                            289.1
-----------------------------------------------------------------------------------------------------------
Total current assets                                               1,426.0                          1,419.3
-----------------------------------------------------------------------------------------------------------
Property, plant and equipment
     Gross property, plant and equipment                           1,924.0                          1,936.3
     Less accumulated depreciation                                 1,387.4                          1,423.8
-----------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                               536.6                            512.5
-----------------------------------------------------------------------------------------------------------
Deferred tax assets                                                  124.7                            124.7
-----------------------------------------------------------------------------------------------------------
Other assets                                                         109.3                             76.2
-----------------------------------------------------------------------------------------------------------
Total assets                                                      $2,196.6                         $2,132.7
===========================================================================================================

Liabilities and stockholders' equity
-----------------------------------------------------------------------------------------------------------
Current liabilities
     Short-term debt                                                $350.0                           $241.6
     Current portion of long-term debt                               200.0                               --
     Payables and accruals                                           303.5                            277.3
     Compensation and benefits                                       265.6                            310.9
     Federal, state and foreign income taxes                          27.8                             32.9
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                          1,146.9                            862.7
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                       300.3                            496.6
-----------------------------------------------------------------------------------------------------------

Accrued postretirement benefits                                      244.5                            246.5
Accrued postemployment benefits                                       43.5                             42.5
-----------------------------------------------------------------------------------------------------------


Common stockholders' equity
     Common stock, $1 par value                                       75.4                             75.4
     Additional paid-in capital                                      418.4                            425.2
     Retained earnings                                             1,308.8                          1,304.1
     Accumulated other comprehensive income                          (41.2)                           (39.8)
     Less:    Treasury stock, at cost                              1,299.3                          1,279.4
              Deferred compensation                                    0.7                              1.1
-----------------------------------------------------------------------------------------------------------
     Total common stockholders' equity                               461.4                            484.4
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $2,196.6                         $2,132.7
===========================================================================================================

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                 Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 27, 1998 and September 28, 1997
                                  (In millions)

Cash flows from operating activities                                                              1998                     1997
-------------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                                $24.5                    $76.1
     Depreciation of property, plant and equipment                                                70.7                     92.1
     (Increase)/decrease in receivables                                                           45.9                   (107.6)
     Increase in inventories                                                                     (67.9)                   (23.8)
     Increase in prepaids and other assets                                                       (15.5)                   (21.9)
     Increase in payables and accruals                                                            26.0                     51.4
     Decrease in compensation and benefits                                                       (55.6)                   (55.4)
     Increase/(decrease) in federal, state and foreign income taxes payable                       (1.4)                    16.4
     Gain on sale of real estate                                                                 (44.7)                   (19.5)
     Contribution of real estate                                                                    --                     19.1
     Other non cash items                                                                        (28.6)                    22.5
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided/(used) by operating activities                                            (46.6)                    49.4
-------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
-------------------------------------------------------------------------------------------------------------------------------
     Increase in short-term investments                                                           (1.4)                    (3.3)
     Increase in other assets                                                                    (16.9)                   (13.7)
     Additions to property, plant and equipment                                                 (125.9)                   (89.8)
     Proceeds from sale of property, plant and equipment                                         124.4                      7.7
     Acquisitions, net of cash acquired                                                          (30.6)                        -
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                       (50.4)                   (99.1)
-------------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
-------------------------------------------------------------------------------------------------------------------------------
     Net increase in short-term debt (maturities 90 days or less)                                127.4                     69.0
     Short-term debt having (maturities over 90 days):
          Proceeds                                                                                85.8                     29.5
          Payments                                                                              (106.1)                   (33.0)
     Proceeds from issuances of long-term debt                                                      --                    296.5
     Repayments of long-term debt                                                                   --                   (327.8)
     Cash dividends paid                                                                         (19.9)                   (20.3)
     Proceeds from issuance of shares in connection with stock incentive plan                      5.9                     30.9
     Purchase of treasury stock                                                                  (44.3)                    (6.9)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                    48.8                     37.9
-------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                            3.7                     (3.1)
-------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                        (44.5)                   (14.9)

Cash and cash equivalents at beginning of period                                                  68.0                     72.8
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                       $23.5                    $57.9
===============================================================================================================================

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

Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 must be applied on a prospective basis as of the adoption date. Under SOP 98-1, certain payroll and related costs for Company employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. Previously, the Company had expensed these costs as incurred. At adoption, SOP 98-1 did not have a material impact on the Company's results of operations or financial position.

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the Company determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S. The U.S. dollar will continue to be the functional currency for subsidiaries in highly inflationary economies.

Earnings Per Share Reconciliation
---------------------------------

The reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the Company's reported net earnings is as follows: (in millions except per share amounts)

                                                                                             Weighted              Per
                                                                          Net                Average              Share
                                                                       Earnings               Shares              Amount
                                                                       --------              --------             ------
Quarter ended September 27, 1998
--------------------------------
Basic earnings per share                                                 $29.8                 44.0                $.68
                                                                         ======                ====                ====


Diluted earnings per share                                               $29.8                 44.1*               $.68
                                                                         ======                ====                ====


Quarter ended September 28, 1997
--------------------------------
Basic earnings per share                                                 $25.7                 45.5                $.57
                                                                         ======                ====                ====


Diluted earnings per share                                               $25.7                 46.4*               $.55
                                                                         ======                ====                ====


Nine months ended September 27, 1998
------------------------------------
Basic earnings per share                                                 $24.5                 44.3                $.55
                                                                         =====                 ====                ====

Diluted earnings per share                                               $24.5                 44.5**              $.55
                                                                         =====                 ====                ====


Nine months ended September 28, 1997
------------------------------------
Basic earnings per share                                                 $76.1                 45.1               $1.69
                                                                         =====                 ====               =====


Diluted earnings per share                                               $76.1                 45.9**             $1.66
                                                                         =====                 ====               =====



* For the quarter ended September 27, 1998, stock options for shares of common stock totaling 3.5 million were outstanding but were not included in the calculation of diluted earnings per share because the effect was antidilutive. In addition, the effect of .2 million outstanding performance shares for the quarter ended September 27, 1998 was not included since the performance criteria were not met. For the quarter ended September 28, 1997, the effect of .1 million outstanding performance shares was not included since the performance criteria were not met.

** For the nine months ended September 27, 1998, stock options for shares of common stock totaling 2.6 million were outstanding but were not included in the calculation of diluted earnings per share because the effect was antidilutive. In addition, the effect of .2 million outstanding performance shares for the nine months ended September 27, 1998 was not included since the performance criteria were not met. For the nine months ended September 28, 1997, the effect of .1 million outstanding performance shares was not included since the performance criteria were not met.

Comprehensive Income
--------------------

The Company's total of comprehensive income was as follows: (in millions)

                                                                           Quarter ended
                                                                           -------------
                                                           September 27, 1998           September 28, 1997
                                                           ------------------           ------------------
Net earnings                                                      $29.8                       $25.7

Other comprehensive income:
   Currency translation adjustment                                  6.1                        (7.4)
                                                                  -----                       -----

Total comprehensive income                                        $35.9                       $18.3
                                                                  =====                       =====

                                                                         Nine months ended
                                                                         -----------------
                                                           September 27, 1998           September 28, 1997
                                                           ------------------           ------------------
Net earnings                                                      $24.5                      $ 76.1

Other comprehensive income:
   Currency translation adjustment                                 (1.4)                      (35.5)
                                                                  -----                      ------

Total comprehensive income                                        $23.1                      $ 40.6
                                                                  =====                      ======


Restructuring Charge
--------------------

As part of the restructuring charge recognized in the fourth quarter of 1997, the Company recorded a charge of approximately $142.0 million related to payments that the Company expected to make in connection with an involuntary severance program under which approximately 1,800 employees were expected to be terminated by the Company (approximately 40% from manufacturing and 60% from non-manufacturing jobs) over approximately 18 months from that time. As of September 27, 1998, the Company has terminated approximately 1,050 employees and has paid approximately $50 million of the amount accrued in costs related to this program.


Legal Proceedings
-----------------

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.


Independent Auditors' Report
----------------------------

The September 27, 1998 and September 28, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG Peat Marwick LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of September 27, 1998 and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 27, 1998 and September 28, 1997, and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Boston, Massachusetts
October 14, 1998

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


Third Quarter Results
---------------------

Worldwide sales of Polaroid Corporation and its subsidiaries were $448.8 million in the third quarter of 1998 compared to $516.4 million in the third quarter of 1997. On a unit basis, worldwide shipments of cameras decreased moderately and worldwide shipments of instant film decreased significantly in the third quarter of 1998 compared to the same period last year. On a worldwide basis, conventional film shipments decreased significantly while shipments of videotapes decreased substantially in the third quarter of 1998 compared to the same period last year.

Sales in the United States during the third quarter of 1998 totaled $263.0 million versus $258.7 million recorded in the third quarter of 1997. The increase is largely due to sales of new products, including digital products and newly acquired digital businesses, which were offset by lower sales of instant film. On a unit basis, the Company's shipments to customers of instant cameras decreased significantly and shipments to customers of instant film decreased moderately in the third quarter of 1998 compared to the same period last year. Although, retail unit sales of instant cameras increased by a low double digit percentage, retail unit sales of integral film declined moderately versus the third quarter last year. Shipments to customers of conventional film decreased moderately and shipments to customers of videotapes decreased substantially in the third quarter of 1998 compared to the same period last year.

International sales declined from $257.7 million in the third quarter of 1997 to $185.8 million in the third quarter of 1998. About half of this decrease was due to declines in sales in Russia, principally of instant film, as the Company ceased shipments there. In addition, the Company took back product from dealers, offsetting the loss associated with these returns by reducing a previously established reserve intended for this purpose. The decrease in international sales was also due to lower sales of instant film in other emerging markets as economic conditions continued to deteriorate and, to a lesser degree, the strengthening of the U.S. dollar. On a unit basis, international shipments of instant cameras were flat while shipments of instant film decreased substantially in the third quarter of 1998 compared to the same period last year. International shipments of both conventional film and videotapes decreased substantially in the third quarter of 1998 compared to the same period last year.

Gross margin, as a percent of sales, decreased to 43% in the third quarter of 1998 from 46% in the third quarter of 1997. This decrease was primarily due to the impact of lower worldwide sales of instant film.

Marketing, research, engineering and administrative expenses decreased from $188.1 million in the third quarter of 1997 to $151.6 million in the third quarter of 1998. This decrease is primarily due to savings from the Company's restructuring, lower incentive compensation expense and the impact of the reduction in the receivables reserve associated with returns from Russia. To a lesser degree, the decrease was also the result of a stronger U.S. dollar and general spending efficiencies (i.e., lower variable selling, marketing, advertising and promotion expenses.)

Profit from operations for the third quarter of 1998 was $41.6 million compared to $51.0 million in the third quarter of 1997. The decrease was largely due to declines in sales of instant film, including Russia and other emerging markets. The impact of this decrease in sales of instant film was offset in part by savings from the Company's restructuring and reductions from losses in the Company's digital imaging products.

---------------------------------

In the third quarter of 1998, other income was $18.7 million compared to other income of $.2 million in the third quarter of 1997. Third quarter 1998 other income included a gain of $18.9 million from the sale of real estate. The third quarter 1997 other income was a combination of a gain on a real estate sale of $19.5 million offset by a donation of $19.1 million to endow charitable giving.

Interest expense was $14.5 million in the third quarter of 1998 compared to $11.7 million in the third quarter of 1997. The increase is primarily due to higher levels of debt and other obligations.

Income tax expense was $16.0 million in the third quarter of 1998 compared to $13.8 million in the same period a year ago. The effective income tax rate was 35% for both the third quarter of 1998 and 1997.

Net earnings for the third quarter of 1998 were $29.8 million, or $.68 basic earnings per common share, compared to net earnings of $25.7 million, or $.57 basic earnings per common share for the third quarter of 1997. Diluted earnings per common share were the same as basic earnings per common share for the third quarter of 1998. Diluted earnings per common share were $.55 in the third quarter of 1997.


Nine Month Review
-----------------

Worldwide sales for the first nine months of 1998 decreased 15% to $1.30 billion from $1.54 billion for the first nine months of 1997. On a unit basis, during the first nine months of 1998, worldwide shipments of instant cameras decreased significantly and worldwide shipments of instant film declined substantially compared with the same period last year. Worldwide shipments of both conventional film and videotapes declined moderately in the first nine months of 1998 versus the first nine months of 1997.

-----------------------------

U.S. sales decreased 7% to $690.8 million for the first nine months of 1998 compared to $742.0 million for the same period in 1997. This decrease was principally due to lower sales of instant film as the Company, in conjunction with its dealers, implemented a plan to reduce inventories at the dealer level in the U.S. This decrease was offset in part by increased sales of digital products. In the first nine months of 1998, unit shipments to customers of both instant cameras and instant film in the U.S. were significantly lower than in the first nine months of 1997. During the first nine months of 1998, at the retail level, unit volumes of instant cameras were flat and integral film was down moderately versus the first nine months of last year. Shipments to customers of conventional film increased moderately and shipments of videotapes decreased moderately during the first nine months of 1998 versus the same period last year.

International sales decreased 23% to $613.3 million for the first nine months of 1998 compared to $796.8 million for the same period in 1997. This reduction was due to declines in instant film sales primarily in Russia, Asia and other emerging markets. The decline was also partly attributable to the adverse impact of foreign exchange. On a unit basis, shipments to customers of instant cameras decreased significantly and shipments of instant film declined substantially during the first nine months of 1998 compared with the same period last year. Shipments to customers of conventional film decreased significantly and shipments of videotapes to customers decreased substantially during the first nine months of 1998 versus the same period last year.

Gross margin as a percent of sales was 42% for the first nine months of 1998 compared to 45% for the first nine months of 1997. The decrease was primarily due to the impact of lower worldwide sales of instant film.

Marketing, research, engineering and administrative expenses for the first nine months of 1998 decreased to $516.3 million from $562.1 million in the first nine months of 1997. This decrease was largely due to savings from the Company's restructuring, a stronger U.S. dollar and general spending efficiencies
(i.e., lower net variable selling, marketing, advertising and promotion expenses.)

Profit from operations was $33.4 million in the first nine months of 1998 compared to $134.5 million in the first nine months of 1997. This decrease was principally due to lower sales of instant film as the Company, in conjunction with its dealers, implemented a plan to reduce inventories at the dealer level in the U.S. and declines in Russia and other emerging markets. These adverse factors were offset in part by savings from the Company's restructuring and reductions from losses in the Company's digital imaging products.

Other income for the first nine months of 1998 was $44.3 million compared to $17.1 million for the first nine months of 1997. In the first nine months of 1998, other income includes $44.7 million in gains from the sale of real estate. Other income in the first nine months of 1997 included a $15.8 million gain primarily attributable to the change in the Company's method of applying Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" for translating the financial results of most of its foreign subsidiaries from dollar functional to local currency functional. Also, in the first nine months of 1997 other income was a combination of a gain on a real estate sale of $19.5 million offset by a donation of $19.1 million to endow charitable giving in 1997.

-----------------------------

Interest expense was $40.1 million and $34.6 million in the first nine months of 1998 and 1997, respectively. The increase is primarily due to higher levels of debt and other obligations.

The income tax expense was $13.1 million in the first nine months of 1998 compared to an income tax expense of $40.9 million in the same period a year ago. The effective tax rate was 35% for both the first nine months of 1998 and 1997.

For the first nine months of 1998, net earnings were $24.5 million, or $.55 basic earnings per common share, compared to net earnings of $76.1 million, or $1.69 basic earnings per common share in the first nine months of 1997. Diluted earnings per common share were the same as basic earnings per common share for the first nine months of 1998. Diluted earnings per common share were $1.66 for the first nine months of 1997.


Financial Liquidity and Capital Resources
-----------------------------------------

As of September 27, 1998, the Company's cash and cash equivalents and short-term investments amounted to $36.0 million compared to $79.0 million at December 31, 1997. The primary sources of cash in the first nine months of 1998 were provided by proceeds from the sale of real estate and fixed assets and financing activities. Working capital decreased to $279.1 million at September 27, 1998 from $556.6 million at December 31, 1997. This decrease was primarily a result of reclassifying $199.7 million of 8% Notes, due March 15, 1999, from long-term to short-term debt and an increase in short-term borrowings.

In the first nine months of 1998, capital spending totaled $125.9 million and depreciation expense was $70.7 million. This compares with capital expenditures of $89.8 million and depreciation expense of $92.1 million during the first nine months of 1997. The decrease in depreciation expense is due in large part to the write-down or disposal of over $100 million of fixed assets in the fourth quarter of 1997 and disposals related to the sale of real estate in 1998. Capital spending in both years was a combination of on-going capital programs and spending related to new products. In the first nine months of 1998, capital spending also included the costs of outfitting facilities associated with the Company's consolidation of real estate and the installation of a new enterprise-wide software system. The new software system will streamline the Company's administrative processes and advance the Company's initiative regarding Year 2000 compliance. The Company expects capital expenditures for 1998 to be approximately $200 million.

In addition to funding capital expenditures and working capital requirements during the first nine months of 1998, the Company also expended cash to make payments relating to the 1997 involuntary severance program portion of the December 1997 restructuring, to repurchase the Company's stock, to pay dividends to common stockholders and to make modest acquisitions in the digital imaging industry (including the acquisition of NBS Imaging Systems, Inc. and Appraisers Choice, Inc.)

As part of the Company's December 1997 restructuring, in the first nine months of 1998, the Company sold its chemical manufacturing facility in Freetown, Mass., which was underutilized, for $55.0 million. In addition, the Company also sold certain other assets primarily consisting of real estate which resulted in additional cash proceeds of $69.4 million in the first nine months of 1998.

-----------------------------------------------------

In March 1997, the Company executed a $350.0 million revolving credit agreement which provides committed funds for general corporate purposes. This agreement expires at the end of 2001 and is subject to certain covenants which limit the Company's borrowing capacity. Although the Company was in compliance with all of its covenants as of September 27, 1998, the Company has obtained a waiver from its bank group, which exempts the Company from compliance with certain covenants from September 30, 1998 through December 18, 1998, or earlier if the revolving credit agreement is amended.

In addition to the $350 million revolving credit agreement, the Company also has uncommitted lines of credit, which as of September 27, 1998 totaled $353 million, including approximately $250 million currently borrowed under these lines. As is customary, most of these uncommitted lines can be terminated on short notice (although one of these outstanding lines, totaling approximately $45 million and extended by one of the major banks in the revolving credit agreement, requires a three month cancellation notice and it is subject to covenants similar to those contained in the revolving credit agreement.)

In the first quarter of 1998, the Company reclassified $199.7 million of its 8% Notes due March 15, 1999 from long-term to short-term debt. The Company plans to obtain new financing to repay this debt prior to maturity. However, given the turmoil in the global capital markets and the recent changes in the Company's credit ratings (which are discussed below), this refinancing could involve higher cost and more restrictions than the Company's current outstanding debt.

The Company has available for issuance $200 million of debt. The Company intends to file with the SEC a new shelf registration statement which, when declared effective by the SEC, will allow the Company to issue up to an aggregate total of $500 million of debt, available under the shelf registration statement.

The Company's cost of borrowing is dependent, in part, upon its short-term and long-term credit ratings. The Company's rating by Standard & Poor's Rating Services, a division of McGraw Hill Companies, Inc. ("S&P") is A-3 in the commercial paper market. The Company's credit ratings by Moody's Investor's Services, Inc. ("Moody's"), and S&P for long-term debt are Baa3 and BBB-, respectively. In October 1998, the Company's credit ratings by Duff & Phelps Credit Ratings Co.'s, ("D&P") for long term debt were downgraded from BBB to BBB-. Also in October 1998, all three agencies have placed the Company on credit watch for possible downgrade. The Company plans to meet with each of these agencies in November 1998.

In October 1997, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock over three years. During the third quarter of 1998, the Company repurchased approximately 402,000 shares of its common stock at a cost of $12.5 million. For the nine month period ended September 27, 1998, approximately 1.2 million shares were repurchased at a cost of $44.3 million. At September 27, 1998, up to 2.8 million shares remain to be purchased under the current program. It is the Company's policy to repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid retirement plans, including the employee stock ownership plan). The timing and amounts of any future purchases under this program depend upon many factors, including market conditions, terms and conditions of the Company's future borrowings, and the Company's business and financial condition.

-----------------------------------------------------

The Company plans to amend the revolving credit agreement and refinance the Company's 8% Notes due March 1999. The Company believes that these actions combined with funds generated from operations and additional debt capacity will provide adequate funds for at least the next twelve months to meet working capital needs, to fund spending for growth and maintenance of existing operations and to make payments associated with the December 1997 restructuring.


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

To minimize the adverse impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company may engage in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency-denominated net monetary asset position and the relative strength of the functional currencies compared to the nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At September 27, 1998, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $150.2 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is reinstituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. The aggregate notional value of the Company's short-term foreign exchange swap contracts was $13.4 million at September 27, 1998.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase U.S. dollar call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options which can be exercised prior to the expiration date, nor does it typically write options or

-------------------------------------

purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At September 27, 1998, option contracts with a notional value of $286.8 million were outstanding.

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


Impact of Inflation
-------------------

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. To date, the overall inflationary impact on earnings has been immaterial.


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

------------------------------------

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


Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and one common currency (the "euro"). The participating countries have agreed to adopt the euro as their common legal currency on that date (the "Euro Conversion"). On that date, the euro will be traded on currency exchanges and may be used in business transactions. On January 1, 2002, new euro-denominated bills and coins will be issued by participating countries. The legacy currencies will be withdrawn from circulation as legal tender effective January 1, 2002. During the period from January 1, 1999 and June 30, 2002, parties may use either the euro or a participating country's legacy currency as legal tender.

Earlier this year, the Company formed an Economic and Monetary Union Steering Committee and Project Team (the "EMU Committee"). The EMU Committee has analyzed the impact of the euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts and accounting and tax departments. While the Company is in the process of making certain adjustments to its business and operations to accommodate the euro conversion, the EMU Committee believes, based on information available at the time and numerous assumptions, that the euro conversion will not have a material adverse impact on the Company's financial position and results of operations.


Year 2000 Date Conversion
-------------------------

The Year 2000 problem is the result of computer programs and embedded chips being written with two instead of four digits to define the applicable year. As a result, computer programs and embedded chips that use date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company, or third parties with whom the Company has a material relationship, do not correct a material Year 2000 problem, the result could be an interruption in, or a failure of, certain normal business activities.

To prepare for the year 2000, the Company formed a Year 2000 Steering Committee (the "Year 2000 Committee") and dedicated officers to identify the major areas of the Company that will be affected by the Year 2000 problem and to manage a three-step process of (i) assessing Year 2000 compliance, (ii) analyzing possible solutions and implementing remedial programs and (iii) testing such programs for each major area. To manage the process of becoming Year 2000 compliant across its major areas, the Year 2000 Committee has established, and periodically evaluates and updates, a master schedule for each major area (ranked by the priority of its tasks), has retained a number of consultants to assist the Company's verification and validation processes, has licensed several software applications and is preparing contingency plans in the event that the Company or third parties fail to or are unable to make their systems Year 2000

-------------------------------------


compliant in a timely fashion. In addition, the Company is in the process of installing a new enterprise-wide software system for most domestic and foreign locations to facilitate its effort to operate more efficiently and become Year 2000 compliant. What follows is a summary of the six major areas identified by the Year 2000 Committee and the status of the three-step process for each.

The first major area comprises the business information systems that support the collection, processing and management of the Company's many internal data and recording needs, including those regarding order entry and billing, accounts receivable, accounts payable, product, customer and employee information, general ledger entries and related accounting functions, among others (collectively "Business Applications"). The Year 2000 Committee has completed the assessment phase for the Business Applications area. The Company has remediated, tested and placed into production 16% of the Business Applications and expects to complete these steps for a cumulative 40% of the Business Applications by the end of 1998. The new enterprise-wide software system will replace an additional 25% of the Business Applications. The Year 2000 Committee is forecasting, based on current information, completion of the entire Business Applications area by mid-year 1999.

The second major area is the Company's extensive computer hardware and software systems, including hardware platforms, telecommunications equipment and scientific and engineering applications and the networking of these systems throughout the Company's factories and offices (collectively, "IT Infrastructure"). The Year 2000 Committee has completed the assessment phase of the IT Infrastructure area and believes, based on current information, that approximately 60% of it will be remediated, tested and placed into production by the end of 1998 and the remaining portions will be completed by mid-year 1999.

The third major area is the embedded chips and related systems that enable the Company to manufacture products and track and control certain inventory (collectively, "Shop Floor"). The Year 2000 Committee has completed the assessment of approximately 87% of the Company's manufacturing and warehousing locations and has retained a consulting firm with extensive knowledge in embedded systems and process controls to assist in the assessment phase. The Year 2000 Committee's remediation efforts are complicated by the high degree to which Shop Floor applications are customized for the Company's manufacturing systems and the need to accommodate ongoing production schedules. Based on current information, the Year 2000 Committee believes that the remediation and testing phases of the Shop Floor area will be completed in the third quarter of 1999.

The fourth major area is the Company's physical plant, including the security, heating and ventilation of factories and other buildings (collectively, "Facilities"). The Year 2000 Committee is completing the assessment phase of the Facilities area and has initiated the remediation phase in several domestic locations. Based on current information, the Year 2000 Committee expects that remediation and testing of the Facilities area will be completed in the third quarter of 1999.

The fifth major area relates to the Company's products. The majority of the Company's traditional instant camera and film products are not vulnerable to the Year 2000 problem. The Committee is continuing its assessment to determine any other product vulnerability and to evaluate the possible upgrading of certain products in a cost-effective manner. The Company has initiated remediation and testing for certain of these products. Since October 1, 1998, the Company has been shipping only Year 2000 compliant products to its customers. Based on current information, the Year 2000 Committee expects to complete all phases related to the Company's products by mid-year 1999.

-------------------------------------

The sixth major area is the Company's material relationships and transactions with third parties, including the ability of suppliers to provide materials and services to the Company and the ability of customers to order and pay for products from the Company (collectively, "Third Parties"). The Year 2000 Committee is in the assessment phase of the Third Parties area. The Company has identified the most critical of the Company's Third Parties relationships, is communicating with these companies to address their state of readiness, is identifying potential alternative vendors and has retained a consultant to assist its efforts. Based on current information, the Year 2000 Committee is forecasting the completion of all phases of the Third Parties area, including the possible replacement of existing vendors, by the end of the third quarter of 1999.

The Year 2000 Committee is developing contingency plans to address the most reasonably likely worst case scenario resulting from Year 2000 problems. But, because the Company has not completed certain phases of the Year 2000 project, it has not been able to formulate these plans in their entirety or to forecast the total cost of contingency plans for each of the six major areas. The Year 2000 Committee expects to establish contingency plans by the end of the first quarter of 1999.

The Year 2000 Committee has forecasted that the total cost of completing its Year 2000 project to be approximately $20 million to $25 million. The total projected amount of $20 million to $25 million includes internal staff costs associated with the Year 2000 project but does not include the estimated costs of the Company's new enterprise-wide software system or a forecast of the total cost for contingency plans for each of the six major areas. The Company has spent approximately $4 million of the projected total as of the end of the third quarter of 1998. The Company expects to fund the cost of the Year 2000 project from general corporate funds. The current forecast is approximately $10 million higher than the prior estimate due to several factors, including costs to remediate additional Shop Floor functions that were not previously assessed, and higher expense related to management oversight and the development of contingency plans.

The failure of the Company and its material third party vendors and customers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. While recognizing the risks involved, the Company believes that the steps that the Year 2000 Committee has taken and is expected to take will significantly reduce the Company's exposure to the Year 2000 problem. The Year 2000 problem has, however, certain inherent risks that are difficult to measure, including the Company's ability to test all material remediated systems in a timely fashion and the readiness of third party vendors and customers. There can be no assurance that the Company will foresee all Year 2000 problems or remediate them on a timely basis.


Factors That May Affect Future Results
--------------------------------------

Certain statements in this MD&A may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The Company desires to take advantage of the "safe harbor" provisions of the Act (the "Act"). The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as the result of a wide variety of factors, which include but are not limited to those set forth below. Many of the important factors below have been discussed in prior Securities and Exchange Commission filings by the Company.

The Company sells and markets its products worldwide. A major risk associated with such worldwide operations is the fluctuation of foreign exchange rates, particularly the Japanese yen and German mark. Although the Company believes that it adequately manages its exposure to foreign exchange rate risk, there can be no assurance that

--------------------------------------------------

fluctuations in the foreign currencies will not have a material adverse impact on the business and financial results of the Company.

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

In addition, the timing and introduction of competitors' new products could have a material negative impact upon the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. Its most significant traditional competitors, Eastman Kodak Company and Fuji Photo Film Co., Ltd., are considerably larger than the Company and have greater finances and other resources; and Fuji has just announced it will introduce selected new competitive products in Japan and Europe. In addition, the Company anticipates that price competition from conventional film and other imaging technologies will place continued pressure on instant products. These factors could have a material adverse impact on the business and financial results of the Company.

The Company is committed to reducing its cycle time in bringing new products to market. There is no guarantee that the Company will succeed in this endeavor. Shorter cycle times present a challenge for the effective management of the transition from existing products to new products and could negatively impact the Company's future operating results.

The business and financial results of the Company are subject to a variety of factors largely beyond its control. These factors include, but are not limited to, retail demand and the conditions of the general economy, dealer implementation of new inventory practices that are likely to continue to affect the Company's operating profit for at least the remainder of 1998, changes in domestic and foreign laws and regulations (particularly in the environmental area) and foreign exchange rate fluctuations. These factors could negatively affect the Company's business and financial results.

Although the Company believes that the emerging markets in which it operates may offer the Company attractive growth opportunities in the future, these markets continue to be troubled. In the third quarter of 1998, the Company ceased shipments to Russia and took back product from dealers there. Currently, the Company is evaluating how best to continue business operations in Russia and is assessing the value of its Russian assets, which are estimated to be between $20 million and $30 million. In Asia, the currency crisis and instability of the financial system have continued to negatively affect the Company's sales. There can be no assurance that the Company will be able to generate any substantial revenues from emerging markets in the future due to difficult and continuing economic conditions there. While the Company believes that developing markets continue to present attractive opportunities, such markets tend to be considerably less stable than more established markets and there can be no assurance that emerging markets will produce favorable results for the Company.

--------------------------------------------------

The Company is continuing to develop digital imaging products and recognizes that its ability to effectively compete in this market is dependent on its ability to achieve anticipated savings from its restructuring and to develop new products in a timely manner and to market them effectively. Moreover, the Company's ability to succeed in this new market will be enhanced if it develops meaningful strategic business relationships with other companies. However, there can be no assurance that it will achieve these objectives. Over the last three to four years, the operating losses of the Company's digital imaging products substantially lowered the profits of the Company. Reduction of these digital losses was a stated goal of the Company. Digital imaging losses have now been substantially reduced and on a forward basis, these activities will be managed together with the ongoing operations of the business. Worldwide marketing of digital imaging products is highly competitive in price, quality and product performance and there is no assurance that the Company will attain the level of success in these markets that it has achieved with respect to instant photography. Many of the Company's competitors have greater financial and other resources and have more experience serving the demands of these markets. Markets for digital imaging products are increasing rapidly and over time may erode either the growth or the absolute size of the Company's instant photography business.

The Company endeavors to protect its investment in research and development by obtaining patents where feasible. The ownership of these patents contributes to the Company's ability to use its inventions and at the same time may provide significant patent license revenue. In the aggregate, the Company's patents are considered to be of material importance in the operation of its business, although the patents relating to any single product or process may not necessarily be of material significance when judged from the standpoint of the Company's total business. The loss of certain significant patents or a group of patents would be materially adverse to the business and financial results of the Company.

The Company's cost of borrowing is dependent, in part, on its short and long-term credit ratings. In the third quarter of 1998, S&P, Moody's and D&P placed the Company's ratings on credit watch for possible downgrade, and D&P downgraded the Company's long-term debt from BBB to BBB-. These events in conjunction with the conditions in the global capital markets, may involve higher borrowing cost and more restrictions on the Company's existing debt.

The failure of the Company and its material third party vendors and suppliers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. While recognizing the risks involved, the Company believes that the steps that the Year 2000 Committee has taken and is expected to take will significantly reduce the Company's exposure to the Year 2000 problem. The Year 2000 problem has, however, certain inherent risks that are difficult to measure, including the Company's ability to test all material remediated systems in a timely fashion and the readiness of third party vendors and suppliers. There can be no assurance that the Company will foresee all Year 2000 problems or remediate them on a timely basis.


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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of September 27, 1998 was $1.6 million. The Company currently estimates that the majority of the $1.6 million amount reserved for environmental liabilities on September 27, 1998 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant.

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


None in the third quarter of 1998.



                            Item 5. Other Information
                            -------------------------

Not applicable.

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------

(a)    Exhibits:

        (10.1) Waiver dated as of September 30, 1998 under the $350,000,000
               Credit Agreement dated as of March 19, 1997 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Banks listed therein.

        (12)   Ratio of Earnings to Fixed Charges

        (15) Letter from KPMG Peat Marwick LLP re unaudited interim financial information


        (27)   Financial Data Schedule


        (27.1) Restated Financial Data Schedule



(b) Reports on Form 8-K:

During the third quarter of 1998, the Company did not file any reports on form 8-K.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  POLAROID CORPORATION
                                  ----------------------------------------------
                                  (Registrant)






       November 10, 1998          /s/ JUDITH G. BOYNTON
                                  ----------------------------------------------
                                  JUDITH G. BOYNTON
                                  Executive Vice President and
                                  Chief Financial Officer