Form 10-K
period 1998-12-31
POLAROID CORP
filed 1999-03-31
CIK 79326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                          Commission File Number 1-4085

                              POLAROID CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 04-1734655
       -------------------------------                --------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

784 Memorial Drive, Cambridge, Massachusetts                 02139
--------------------------------------------              -----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (781) 386-2000
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered
         -------------------                         ----------------
Common Stock, par value $1 per share             New York Stock Exchange
                                                  Pacific Stock Exchange
       11-1/2% Notes due 2006                    New York Stock Exchange

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

                               Yes [X]     No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as
of March 15, 1999:   $1.0 billion
                     ------------

        Common Stock outstanding as of March 15, 1999:  44,100,466 shares
                                                        -----------------
Documents incorporated by reference:

Polaroid Corporation Annual Report to Stockholders for 1998--Parts I, II and IV Polaroid Corporation 1999 Proxy Statement, dated April 9, 1999--Part III

From time to time Polaroid Corporation, together with its consolidated subsidiaries (the "Company"), and its representatives may provide information, whether orally or in writing, including certain statements incorporated by reference or included in this Form 10-K under "Business" and "Management's Discussion and Analysis of Operations", which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate," believe", "estimate", "except", "intend", "will" and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Factors that may affect future results" set forth on pages 31 to 34 of the Company's 1998 Annual Report to Stockholders, which pages are incorporated herein by reference, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements.

                                     PART I

Item 1.  Business

General Business

The Company, incorporated in 1937 as a Delaware corporation, generated worldwide net sales in 1998 of approximately $1.8 billion. The Company is the leading instant imaging company in the world and is the only United States manufacturer of traditional silver-halide, or chemical-based, instant cameras and film. The Company designs, develops, manufactures and markets instant and digital imaging and related products worldwide including digital peripherals, software and systems solutions. The Company also designs, develops, manufactures and/or markets hardware accessories for the instant imaging market; conventional film; sunglasses; polarizers; and digital media products for the pre-press portion of the graphics imaging industry. The cornerstone of the Company's strategy is to increase its revenues and profits by exploiting its leading position in instant imaging products, widely recognized brand name, global distribution network and imaging and other technical expertise. To implement this strategy, the Company plans to become more competitive and better able to introduce new products quickly by streamlining its operations and improving operating efficiencies.

The Company's digital imaging products and technology, combined with its widely recognized brand name and imaging and other technical expertise well position the Company to continue to penetrate selected niches of the growing digital imaging business. Businesses and governments are increasingly adopting digital imaging systems and solutions because of the advantages they offer compared to traditional instant and conventional photography, such as the ability to provide more accurate images and images which can be manipulated, transmitted rapidly over long distances electronically and stored as computer files and combined with text and other codes.

The Company believes that it will have significant opportunities as customers adopt hybrid imaging products and solutions. Because digital imaging products create new and enhanced applications of traditional photography, many customers are buying digital imaging products to use with their existing instant and conventional photography equipment. Because the Company offers a variety of instant chemical-based and digital imaging products and has the technology and expertise to develop new ones, the Company believes that it is well positioned to address the imaging needs of its customers for digital and hybrid products and solutions.

In leveraging its technology base, the Company also markets sunglasses, polarizers and products for the graphics imaging market. The Company is commercializing portions of its technology portfolio to develop new imaging products and applications by considering strategic alliances, licensing of its patents, joint ventures, distribution agreements, partnerships and sale of ownership interests. The Company believes that these initiatives will enable it to better manage the cost and risks of developing its existing technology and to introduce products to markets and distribution channels to which it would otherwise have limited access.

The Company plans to improve its operating efficiencies by continuing to reduce selling, general and administrative expenses, by rationalizing manufacturing operations and by upgrading its data management systems.

Worldwide Business Operations

The Company, as the leading instant imaging company in the world, manages certain functions on a worldwide basis while decentralizing its sales and marketing operations on a regional basis.

The Company manages its research and engineering activities ("Research and Development") and manufacturing, distribution, logistics and inventory management activities ("Global Operations") on a worldwide functional basis. The Company's sales and marketing activities are decentralized into three regions to facilitate decision making consistent with local market conditions. As a result of this organizational structure, the Company is managed in five business segments: the Americas Region, the European Region, the Asia-Pacific Region, Research and Development and Global Operations.

In addition, the Company has a Corporate category which is not a segment. This category includes central marketing, corporate general and administrative functions and worldwide restructuring and other activities. The Company's treasury function, which is part of the Corporate category, is also managed on a worldwide basis. This includes capital funding, cash management and foreign exchange management. As a result, funding of working capital needs of the segments is managed centrally.

For more information, see the "Financial Liquidity and Capital Resources" and "Foreign Currency Exchange" sections of the section entitled "Management's Discussion and Analysis of Operations" on pages 28 to 31, inclusive, of the Polaroid Corporation Annual Report to Stockholders for 1998 (the "Annual Report").

For Financial Information about Segments, see note 13, "Business," on page 53 to 54, inclusive, of the Annual Report.

The Company's products are manufactured for worldwide consumption and are tailored, often changing packaging and cosmetic features, for regional customers. In addition, since the Company's major competitors are large global organizations, it competes with them in all regions in which it operates.

Products

The Company designs, develops, manufactures and markets instant and digital imaging and related products worldwide. The Company's principal products are: instant and digital cameras; instant film, including over 75 varieties; and, digital peripherals, software and systems solutions. For the year ended December 31, 1998, the Company's principal products, which are sold across all of the Company's regional segments, represented approximately 85% of its net sales while instant cameras and film generated approximately 75% of net sales.

In 1998, the Company introduced more than 25 new products or product line extensions. These products include:

o  the Polaroid Pocket Camera, the world's smallest instant camera and film;

o the Polaroid JoyCam Camera, a low cost version of the Polaroid Captiva camera and film;

o the Polaroid ColorShot digital photo printer, the fastest digital photo printer on the market;

o the Polaroid PDC 640 digital camera and the VGA digital camera, each of which operates with Polaroid PhotoMax Image Maker software; and

o  the Polaroid PopShots Single-Use Camera, the first single-use instant camera.

The Company plans to introduce the Polaroid PopShots Single-Use Camera globally in the first half of 1999. The Company plans to introduce the Polaroid Pocket Camera and the Polaroid JoyCam camera globally in the second half of 1999.

The Company is also actively pursuing opportunities in certain markets where it can capitalize on its proven technology base. These markets include sunglasses, polarizers, and graphics imaging.

Competition

The Company competes in the worldwide imaging market. The niches in which the Company operates are highly competitive in design, product performance, quality, service and price. Both conventional silver-halide and digital imaging products from other manufacturers compete directly with the Company in meeting customers' and end-users' imaging needs. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. Although there are situations where the Company faces competition from local and regional companies, it typically competes with global organizations in all of its regions. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has announced that it will introduce selected instant imaging products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation and others. Many of the Company's competitors are larger and have greater financial and other resources. The other markets in which the Company operates are more fragmented and, thus, it is more difficult to assess the competitive risk that the Company faces. In general, the effect of competition causes price pressure on the Company's existing products and shortens the life cycle of products.

Customers

One customer, Wal-Mart Stores, Inc., accounted for approximately 11.9%, 12.5% and 13.0% of the Company's total net sales in 1996, 1997 and 1998, respectively. These sales were recorded primarily in the Americas Region. No other customer accounted for more than 10% of the Company's total net sales during those periods.

Employees

At December 31, 1996, 1997 and 1998, the Company had 10,046, 10,011 and 9,274
employees, respectively. In addition, at December 31, 1996, 1997 and 1998, the Company had 743, 500 and 532 non-employee temporary workers, respectively.

Regional Operations

The Company competes in selected markets of the worldwide imaging industry in each of its geographic segments: the Americas Region, European Region, and Asia Pacific Region. In each region, the Company has two principal markets for its traditional chemical-based instant imaging products: the market for instant cameras and film for personal photography and the market for commercial applications. While the products in each of the regions are similar, the mix between the personal photography and commercial applications varies by region and between countries within the regions.

In order to leverage the marketing of the Company's technology and products, the Company manages its sales and marketing operations on a regional basis: the Americas, Europe and Asia-Pacific. This alignment affords each region the opportunity to develop advertising and promotional programs, organize its distribution structure, target its communications messages, and tailor its product portfolio to address the needs of the market place. This strategy enables the Company to deliver products to customers in a cost-effective manner and form which affords the greatest chance of commercial success.

Americas Region

Customers

The Americas Region sells its products through mass merchandisers, food, drug, discount and department stores; specialty photography stores; wholesalers; original equipment manufacturers; independent agents; and distributors. The ten largest customers in the Americas Region accounted for approximately 40% of the Region's net sales in 1996, 1997 and 1998.

Employees

The Americas Region had approximately 1,250, 1,200 and 1,050 employees at December 31, 1996, 1997 and 1998, respectively. In addition, the Americas Region had approximately 240, 150 and 110 non-employee temporary workers at December 31, 1996, 1997 and 1998, respectively.

Real Estate

In the Americas Region as of December 31, 1998, the Company occupied approximately 390,000 square feet of space, of which approximately 20% was owned by the Company.

European Region

Customers

The European Region sells its products primarily through wholly-owned marketing subsidiaries in Western Europe and to unaffiliated distributors, generally on an exclusive basis, in countries outside of Western Europe. No customer in the European Region accounted for more than 10% of the Company's total net sales in 1996, 1997 or 1998.

Employees

The European Region had approximately 950, 1,000 and 850 employees at December 31, 1996, 1997 and 1998, respectively.

Real Estate

In the European Region as of December 31, 1998, the Company occupied approximately 260,000 square feet of space, of which approximately 40% was owned by the Company.

Asia Pacific Region

Customers

The Asia Pacific Region sells its products primarily through wholly-owned marketing subsidiaries and unaffiliated distributors, generally on an exclusive basis. No customer in the Asia Pacific Region accounted for more than 10% of the Company's total net sales in 1996, 1997 or 1998.

Employees

The Asia Pacific Region had approximately 500, 500 and 450 employees at December 31, 1996, 1997 and 1998, respectively.

Real Estate

In the Asia Pacific Region as of December 31, 1998, the Company occupied approximately 175,000 square feet of space, all of which was leased by the Company.

Global Operations

The Global Operations segment includes the Company's manufacturing, distribution logistics and inventory management functions that are managed on a worldwide basis. Portions of the Company's products other than instant film have been outsourced to third party manufacturers. It is the Company's strategy to manufacture in house those products which are proprietary in nature or for which the Company maintains a core competency. The Company also manages the logistics function on a worldwide basis. The Company's primary distribution facilities are located in the United States and the Netherlands. The Company makes product sourcing decisions on a worldwide basis in an effort to optimize cost and customer service.

Employees

Global Operations had approximately 5,850, 5,800 and 5,400 employees at December 31, 1996, 1997 and 1998, respectively. In addition, Global Operations had approximately 320, 250 and 350 non-employee temporary workers at December 31, 1996, 1997 and 1998, respectively.

Real Estate

In Global Operations as of December 31, 1998, the Company occupied approximately
4.6 million square feet of space, of which approximately 80% was owned by the Company.

Raw Materials and Supplies

The Company uses a variety of raw materials and supplies in the manufacture of its products, including chemicals, polyester film base, specialty papers and electronic components. The Company purchases these products from several sources and manufactures a few raw materials that it uses in low volumes. In the past several years, these raw materials and supplies have been available in sufficient quantities and at satisfactory prices to meet the requirements of the Company's manufacturing operations.

Manufacturing

Global Operations has manufacturing sites located in Waltham, Norwood, and New Bedford, Massachusetts; Dunbarton, Scotland; Enschede, The Netherlands; Queretaro, Mexico; and Shanghai, China. Approximately 5,500, 5,400 and 5,000 employees at December 31, 1996, 1997 and 1998, respectively, were involved in Global Operations manufacturing activities worldwide. The manufacture of instant film is a vertically integrated process that has two major steps: the production of photographic materials, principally photographic negatives; and the assembly of film packs.

The Company makes photographic negatives by purchasing and producing custom chemicals and coating them on film sheets using its own proprietary technology. In addition, the Company's instant integral films carry their own battery rather than placing it in the camera. The Company conducts these processes in the United States because the production of the necessary chemicals is capital intensive, the manufacturing process uses the Company's own proprietary technology and the process of coating film requires clean and controlled conditions which the Company can better control locally.

The assembly of film packs, by contrast, is highly mechanized. The Company assembles film packs in the United States, The Netherlands, Scotland and Mexico. The Company allocates the production of film packs to each of these four sites to reduce the time to market and the total cost depending on the intended market.

The Company manufactures cameras using a proprietary plastic lens molding technology that optimizes product performance and controls the cost of production. The Company performs the final assembly of cameras for personal photography at its facilities in Scotland and China or contracts final assembly to third parties, such as for Polaroid Pocket Cameras sold in Japan.

The Company manufactures digital imaging products that use the Company's proprietary technology at its facilities in Scotland and the United States. The Company purchases other digital imaging products from original equipment and other manufacturers.

The Company believes that the capacity of the Company's manufacturing facilities is sufficient to meet current demand for its products. All of the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition.

Environmental Compliance

The Company's environmental compliance is primarily associated with the Global Operations and Research and Development segments. Approximately 3% of the Company's anticipated capital spending in 1999 is expected to be for environmental compliance projects.

The Company owns and/or operates facilities primarily related to the Global Operations and Research and Development segments that are subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liabilities on the Company for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities as of December 31, 1998 was $1.5 million, the majority of which the Company currently expects to be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

Research and Development

The Research and Development segment is managed centrally and charged with the mission of creating value through technology with multiple applications. It is from this technology base that the Company develops and introduces new products each year.

Research and Development costs were $116.3, $122.8, and $126.6 million in 1996, 1997, and 1998, respectively. In 1999, the Company expects to spend approximately $100 million in the Research and Development segment.

Research and Development activities have historically played an important role for the Company. Since 1995, however, the Company has shifted its focus regarding research, engineering and development toward more selected, commercially-oriented applications. To meet its goal of developing and introducing several new products each year, the Company has trained and equipped its research, engineering and development personnel to adapt its existing technology to new products and applications. In addition, the Company is seeking to exploit its intellectual property by licensing patents and by entering joint development efforts with third parties to reduce its exposure to competitive forces and new emerging technologies.

Employees

Research and Development had approximately 850, 900 and 660 employees at December 31, 1996, 1997 and 1998, respectively. In addition, Research and Development had approximately 100, 80 and 20 non-employee temporary workers at December 31, 1996, 1997 and 1998, respectively.

Real Estate

In Research and Development as of December 31, 1998, the Company occupied approximately 600,000 square feet of space, of which approximately 40% was owned by the Company.

Corporate

The Corporate category, which is not a segment, includes central marketing, general and administrative activities and certain other corporate activities, including worldwide restructuring and other. It also includes the Company's patent, license and trademark activities.

A total of approximately 2,800 employees are expected to be terminated under the Company's involuntary severance program as part of the December 1997 restructuring (including the extension to it in 1998), of which approximately half have terminated as of December 31, 1998. Of this total, approximately 13% will be from the Americas Region; 20% from the European Region; 7% from the Asia Pacific Region; 46% from Global Operations; 7% from Research and Development, with the remainder terminating from the Corporate category.

Patents and Trademarks

The Company believes that its patents are important to its business. In 1998, the Company continued to obtain patents and to pursue efforts to license a portion of its portfolio of over 1,500 active U.S. patents. In addition, the Company owns a number of valuable trademarks, including the trademark "Polaroid," which are important to its business.

Item 2. Properties

The Company's worldwide corporate headquarters is located in Cambridge, Massachusetts. The Company has manufacturing facilities and marketing and distribution centers throughout the world. At December 31, 1998, most of the Company's corporate, research, marketing and administrative offices were located in Cambridge, Waltham, Norwood and Newton, Massachusetts. The Cambridge properties have leases that expire between 1999 and 2003, with 63% of them terminating in 1999. During the first half of 1999, the Company plans to relocate many of the employees currently located in a leased facility in Cambridge to a facility in Wayland, Massachusetts, which the Company will lease for a term of ten years. The Wayland facility replaces property that the Company sold in Norwood, Massachusetts in 1998 to which the Company had planned to relocate some of the employees from the Cambridge facility. In addition, in early 1999 the Company entered into a sale and leaseback transaction for a new distribution facility in Norton, Massachusetts.

Since 1996, the Company has sold 14 properties for a total of approximately $220 million in net proceeds, benefiting from the high real estate prices in the Boston area, and reinvested $42 million of those proceeds in existing and newly leased properties.

At December 31, 1998, over 95% of the Company's property in the United States was located in eastern Massachusetts. These properties are summarized in the chart below.

                            Massachusetts Properties
                              At December 31, 1998

--------------------------------------------------------------------------------
Location:                            Owned         Leased      Total
--------------------------------------------------------------------------------
                                      (in thousands of square feet)
 Waltham                             1,612           45        1,657
 Cambridge                              90          796          886
 Norwood                               535          253         788
 New Bedford                           739          --           739
 Needham                              --            466          466
 Newton                               --            165          165
 Bedford                              --            125          125
                                     -----         -----       -----
    Total                            2,976         1,850       4,826
                                     =====         =====       =====

The Company also currently maintains a network of three Global Operations distribution centers in Oakbrook, Illinois, Needham, Massachusetts and Santa Ana, California. The Company plans to relocate the operations at the Needham facility to a new facility in Norton, Massachusetts in the first half of 1999. In addition, the Americas Region has eight regional sales offices in other locations throughout the United States.

The Company's main properties located outside the United States house the Global Operations manufacturing facilities and regional marketing subsidiaries and sales offices. The principal foreign manufacturing facilities are located in Enschede, The Netherlands; Dunbarton, Scotland; Queretaro, Mexico; and Shanghai China. The Company owns over 90% of these facilities on a square foot basis. These facilities also contain some administrative and regional marketing activities and are summarized in the chart below.

                        Manufacturing Facilities Outside

                                the United States

                              At December 31, 1998

--------------------------------------------------------------------------------
                                                          Approximate
                 Location                                    Space
--------------------------------------------------------------------------------
       (in thousands of square feet)
    The Netherlands                                          518
    Scotland                                                 390
    Mexico                                                   255
    China                                                    106
                                                           -----
       Total                                               1,269
                                                           =====

The European Region marketing subsidiaries and sales offices are located in England, France, Germany, Italy, Scotland, Spain, Russia and other European countries. The Asia Pacific Region has marketing subsidiaries and sales offices in Australia, China, Hong Kong, Japan, Korea and Malaysia. The Americas Region has marketing subsidiaries and sales offices in Argentina, Brazil, Canada, Columbia, Mexico, Peru and Puerto Rico.

The capacity of the Company's manufacturing facilities is sufficient to meet current demand for the Company's products. All of the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition.

Item 3. Legal Proceedings

See "Environmental Compliance" under Item 1. Business, above and note 14, "Contingencies", on page 54 and 55, inclusive, of the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

See the table entitled "Quarterly Financial Data" on page 55 of the Annual
Report.

Item 6. Selected Financial Data

See the table entitled "Ten Year Financial Summary" on pages 56 to 57, inclusive, of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the section entitled "Management's Discussion and Analysis of Operations" on pages 23 to 36, inclusive, of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates relative to its market risk sensitive instruments and positions as described below. To reduce the risk and costs associated with its nonfunctional currency operating activities, the Company manages its exposures to foreign currency exchange rate changes through its operating and financing activities. In this regard, the Company utilizes nonfunctional foreign currency-denominated borrowings to reduce the impact of exchange on its nonfunctional currency net balance sheet exposures. In addition, the Company utilizes foreign currency call options to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange rate movements. The Company does not utilize financial instruments for trading or other speculative purposes.

Interest Rate Risks

The Company is exposed to interest rate risk primarily related to its borrowing activities. The Company borrows U.S. Dollars to fund its working capital and investment requirements. The Company borrows foreign currencies primarily to manage its nonfunctional currency net asset exposures. Typically, the Company's short-term borrowings are in variable rate debt and the Company's long-term borrowings are in fixed rate debt. The following table summarizes principal payments, related average interest rates by contractual maturity date and fair value information as of December 31, 1998 relative to the Company's borrowing activities:

     Principal Payments and Interest Rates by Maturity Dates (in $ millions)
     -----------------------------------------------------------------------

                                                                                  Due                   12/31/98
                              1999       2000      2001    2002      2003      Thereafter     Total     Fair Value
                              ----       ----      ----    ----      ----      ----------     -----     ----------
Short-term debt:
----------------
Variable rate (U.S. dollars)   $220       --       --       --        --           --          $220         $220
   Average interest rate       6.9%                                                            6.9%

Variable rate
 (non-U.S. dollars)            $112       --       --       --        --           --          $112         $112
   Average interest rate       4.0%                                                            4.0%

Long-term debt
--------------
   Fixed rate (U.S. dollars)   $200       --       --      $150                   $150         $500         $478
   Average interest rate       8.0%                       6.75%                  7.25%         7.4%

From time to time the Company may use over-the-counter currency exchange swaps to slightly reduce the interest expense incurred on its foreign currency-denominated debt. Since these contracts were not material to the financial position or results of operations of the Company for the year ended December 31, 1998, an adverse movement in the underlying interest rate differentials for these contracts of 10% would not have a material impact on the financial position or results of operations of the Company.

As of the date of this report, the Company also had issued and outstanding $275 million aggregate principal amount of its 11-1/2 % Notes due 2006. For information about the Company's 11-1/2% Notes due 2006, see note 8, "Long-term Debt," on pages 48 to 49, inclusive, of the Annual Report.

For more information on the Company's foreign currency-denominated short-term borrowings and currency exchange swap contracts, see note 3, "Financial Instruments" on pages 45 and 46, inclusive of the Annual Report.

Foreign Currency Exchange Rate Risk

The Company utilizes foreign currency call options to reduce the impact of adverse exchange rate movements on a portion of its expected non-functional currency denominated revenues. These contracts are primarily denominated in German Marks and Japanese Yen. Assuming a 10% adverse change in the foreign currency exchange rates relative to these contracts outstanding at December 31, 1998, the estimated change in fair value of these contracts would not be material to the financial position or results of operations of the Company.

For more information on the Company's foreign currency call options, see note 3, "Financial Instruments" on pages 45 and 46, inclusive, of the Annual Report.

Item 8. Financial Statements and Supplementary Data

See the section entitled "Independent Auditors' Report" on page 37, the section entitled "Financial Statements" on pages 38 to 41, inclusive, the section entitled "Notes to Consolidated Financial Statements" on pages 42 to 55, inclusive, and the section entitled "Supplementary Financial Information" on pages 55 to 57, inclusive, of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

a) Directors - See the section entitled "Election of Directors" on pages 3 to 5, inclusive, of the Polaroid Corporation 1999 Proxy Statement (the "Proxy Statement").

b) Executive Officers of the Registrant - Listed below are the executive officers of the Company as of January 31, 1999. Officers are elected annually by the Board of Directors. No family relationship exists between any of the officers.

Name                     Office                                             Age
Gary T. DiCamillo        Chairman, Chief Executive Officer and Director     48
Judith G. Boynton        Executive Vice President and Chief Financial       43
                           Officer
William J. O'Neill, Jr.  Executive Vice President                           56
Carole J. Uhrich         Executive Vice President                           55
Jeremiah Noonan          Senior Vice President                              39
Thomas M. Lemberg        Senior Vice President, General Counsel and         52
                           Secretary
Joseph G. Parham         Senior Vice President                              49

Mr. DiCamillo is Chief Executive Officer and Chairman of the Board of Directors of the Company and has been a director since 1995. Prior to joining the Company in 1995, he was employed at Black & Decker Corporation (a global marketer and manufacturer of products for consumer and commercial applications). From 1993 to 1995, he was Group Vice President of Black & Decker Corporation and President of its Power Tools and Accessories business. From 1988 to 1993, he was President of the North America Power Tools business at Black & Decker Corporation.

Ms. Boynton joined the Company in 1998 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, she was employed as Vice President and Controller at Amoco Corporation. Prior to becoming Vice President and Controller, she held various finance management positions within Amoco.

Mr. O'Neill joined the Company in 1969. He has served in various capacities. In August 1997, Mr. O'Neill was named Executive Vice President and President of Corporate Business Development. He was elected Corporate Controller in 1980, Vice President and Controller in 1982, Group Vice President in 1984, Group Vice President and Chief Financial Officer in 1992, and to his present position in 1997.

Ms. Uhrich was appointed to her present position of Executive Vice President and Assistant Chief Operating Officer in September 1998. She joined the Company in 1966 and has served in various capacities since then, including Executive Vice President, Commercial Imaging Group between 1992 and 1996.

Mr. Lemberg joined the Company as Senior Vice President, General Counsel and Secretary in September 1996. Prior to joining the Company, he served as Vice President, General Counsel and Secretary at Lotus Development Corporation from 1987 to 1995.

Mr. Parham was appointed to his present position of Senior Vice President, and President, Polaroid Eyewear, Inc. in January 1999. He joined the Company in 1973 and has served in various capacities within the Company.

c) Compliance With Section 16(a) of the Securities Exchange Act of 1934 - Form 3 and 4 Reporting Obligation

   See the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934 - Form 3 and 4 Reporting Obligation" on page 16 of the Proxy Statement.

Item 11. Executive Compensation

See the section entitled "Executive Compensation" on pages 9 to 13, inclusive, of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See the section entitled "Beneficial Ownership of Shares" on pages 6 to 7, inclusive and the section entitled "Election of Directors" on pages 3 to 5, inclusive, of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

See the section entitled "Election of Directors" on pages 3 to 5, inclusive, of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) 1. Financial Statements                                          Page No.
      Independent Auditors' Report                                      37*
      Consolidated Statement of Earnings
         for the years ended December 31, 1996, 1997 and 1998           38*
      Consolidated Balance Sheet as of December 31, 1997 and 1998       39*
      Consolidated Statement of Cash Flows
         for the years ended December 31, 1996, 1997 and 1998           40*
      Consolidated Statement of Changes in Common Stockholders'
        Equity for the years ended December 31, 1996, 1997 and 1998     41*
      Notes to Consolidated Financial Statements                      42-55*
      Supplementary Financial Information (Unaudited)                 55-57*

a) 2. Financial Statement Schedule
            Independent Auditors' Report                                 i
            Schedule II - Valuation and Qualifying Accounts             ii

All other schedules are omitted, as they are either not required or not applicable.

* Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report by reference, the Annual Report is not to be deemed filed as part of this report.

a) 3. Exhibits

3.1(a) Restated Certificate of Incorporation of Polaroid Corporation as of August 20, 1973. (The Restated Certificate of Incorporation, included as Exhibit 3.2(a) to Polaroid Corporation's Form 10-K for the year ended December 31, 1988, is hereby incorporated herein by reference.)

3.1(b) Amendments to the Restated Certificate of Incorporation of Polaroid Corporation as of May 12, 1987. (The Amendments to the Restated Certificate of Incorporation, included as Exhibit 3.1 to Polaroid Corporation's Form 10-Q for the quarter ended June 28, 1987, are hereby incorporated herein by reference.)

3.1(c) Amendment to Polaroid Corporation Restated Certificate of Incorporation as of June 2, 1989. (The Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.1 to Polaroid Corporation's Form 10-Q for the quarter ended July 2, 1989, is hereby incorporated herein by reference.)

3.1(d) Amendment to Polaroid Corporation Restated Certificate of Incorporation (Certificate of Designation of Series D Cumulative Convertible Preferred Stock) as of October 31, 1991. (The Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.2(e) to Polaroid Corporation's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.)

a) 3. Exhibits (continued)

3.2 By-Laws of Polaroid Corporation amended and restated as of February 1, 1994. (The By-Laws amended and restated, included as Exhibit 3.1 to Polaroid Corporation's Form 10-K for the year ended December 31, 1993, are hereby incorporated herein by reference.)

4.1 Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as Rights Agent. (The Rights Agreement, included as Exhibit 1 to Polaroid Corporation's Form 8-A as filed on September 15, 1986, is hereby incorporated herein by reference.)

4.2 First Amendment dated as of August 16, 1988 to Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as Rights Agent. (The First Amendment, included as Exhibit 4 to Polaroid Corporation Form 8 (Amendment No. 1 to Form 8-A filed on September 15, 1986) as filed on August 18, 1988, is hereby incorporated herein by reference.)

4.3 Second Amendment dated as of September 14, 1988 to Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as Rights Agent. (The Second Amendment, included as Exhibit 5 to Polaroid Corporation's Form 8 (Amendment No. 2 to the Form 8-A filed on September 15, 1986) as filed on September 15, 1988, is hereby incorporated herein by reference.)

4.4 Supplemental Rights Agreement and Third Amendment dated as of January 30, 1989 to Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as Rights Agent. (The Supplemental Rights Agreement and Third Amendment, included as Exhibit 6 to Polaroid Corporation's Form 8 (Amendment No. 3 to the Form 8-A filed on September 15, 1986) as filed on January 30, 1989, is hereby incorporated herein by reference.)

4.5 Fourth Amendment dated as of February 21, 1989 to Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services Trust Company, as Rights Agent. (The Fourth Amendment, included as Exhibit 7 to Polaroid Corporation's Form 8 (Amendment No. 4 to the Form 8-A filed on September 15, 1986) as filed on February 21, 1989, is hereby incorporated herein by reference.)

4.6 Supplemental Rights Agreement and Fifth Amendment dated as of October 7, 1991 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company (as successor to Morgan Shareholder Services Trust Company), as Rights Agent. (The Supplemental Rights Agreement and Fifth Amendment, included as Exhibit 8 to Polaroid Corporation's Form 8 (Amendment No. 5 to the Form 8-A filed on September 15, 1986) as filed on October 21, 1991, is hereby incorporated herein by reference.)

4.7 Sixth Amendment (previously designated as the Fifth Amendment) dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Sixth Amendment (previously designated as the Fifth Amendment), included as Exhibit 9 (previously designated as Exhibit 8) to Polaroid Corporation's Form 8 (Amendment No. 6 (previously designated as Amendment No.
               5) to the Form 8-A filed on September 15,

a) 3. Exhibits (continued)

               1986) as filed on July 2, 1993, is hereby incorporated herein by reference.)

4.8 Amendment dated as of June 30, 1993 to the Fifth Amendment dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Amendment to the Sixth Amendment, included as Exhibit 10 to Polaroid Corporation's Form 8 (Supplement to Amendment No. 5 and redesignation thereof as Amendment No. 6 to the Form 8-A filed on September 15, 1986) as filed on July 2, 1993, is hereby incorporated herein by reference.)

4.9 Seventh Amendment dated as of July 13, 1998 to the Rights Agreement Dated as of September 9, 1986 between Polaroid Corporation and BankBoston, N.A. (as successor to First Chicago Trust Company), as Rights Agent. (The Seventh Amendment, included as Exhibit 11 to Polaroid Corporation's Registration Statement on Form 8-A/A (Amendment No. 7 to Form 8-A filed on September 15,
               1986) as filed on July 13, 1998, is hereby incorporated herein by reference.)

4.10 Indenture dated as of December 15, 1991 between Polaroid Corporation and The First National Bank of Boston, as Trustee, including form of Note. (The Indenture, included as Exhibit 4.8 to Polaroid Corporation's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.)

4.11 Indenture dated as of January 9, 1997 between Polaroid Corporation and State Street Bank and Trust Company, as Trustee, including form of Note. (The Indenture, included as Exhibit 4 to Polaroid Corporation's form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

4.12 First Supplemental Indenture dated as of February 17, 1999 by and between Polaroid Corporation and State Street Bank and Trust Company, as Trustee. (The Supplemental Indenture, included as
               Exhibit 4.2 to Polaroid Corporation's Current Report on Form 8-K filed on February 17, 1999, is hereby incorporated herein by reference.)

4.13           Form of Global Notes representing the 11-1/2% Notes due 2006.
               (The Form of Global Notes representing the 11-1/2% Notes, included as Exhibit 4.3 to Polaroid Corporation's Current Report on Form 8-K filed on February 17, 1999, is hereby incorporated herein by reference.)

10.1(**) $350,000,000 Amended and Restated Credit Agreement dated as of December 11, 1998 among Polaroid Corporation, Morgan Guaranty Trust Company of New York, as Agent, and the Banks listed therein. (The Amended and Restated Credit Agreement, included as
               Exhibit 10.1 to Polaroid Corporation's Current Report on Form 8-K filed on January 21, 1999 is hereby incorporated herein by reference.)

10.2(**)       Polaroid Incentive Plan For Executives, effective January 1,
               1998.

10.3(**) Polaroid Executive Equalization Retirement Plan, effective January 1, 1984, as amended December 21, 1994. (The Plan, included as Exhibit 10.8 to Polaroid Corporation's Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference.)

a) 3. Exhibits (continued)

10.4(**) Polaroid Officer's Compensation Exchange Plan, effective January 1, 1994, as amended December 21, 1994. (The Plan, included as
               Exhibit 10.9 to Polaroid Corporation's Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference.)

10.5(**) Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan, included as Exhibit 10.10 to Polaroid Corporation's Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.)

10.6(**) The 1993 Polaroid Stock Incentive Plan, effective March 19, 1997, as restated and amended March 27, 1997. (The Amendment, included as Exhibit 10.4 to Polaroid Corporation's Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.7(**) Polaroid Board of Directors Stock Plan, effective January 1, 1997. (The Plan, included as Exhibit 10.2 to Polaroid Corporation's Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.8(**) Polaroid Board of Directors Retirement Plan, effective January 1, 1997 as restated and amended May 12, 1997. (The restated and amended Plan, included as Exhibit 10.3 to Polaroid Corporation's Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.9(**) Polaroid Non-Qualified Deferred Compensation Trust dated as of March 31, 1997 between Polaroid Corporation and State Street Bank and Trust Company (The Trust included as Exhibit 10.6 to Polaroid Corporation's Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.10(**)      Executive Deferred Compensation Plan, dated May 12, 1997,
               effective January 1, 1997. (The Plan, included as Exhibit 10.5 to
               Polaroid Corporation's Form 10-Q for the quarter ended March 30,
               1997, is hereby incorporated herein by reference.)

10.11(**)      Employment Agreement dated October 20, 1995 between Gary T.
               DiCamillo and Polaroid Corporation. (The Agreement, included as
               Exhibit 10.1 to Polaroid Corporation's Form 8-K as filed on
               January 16, 1996, is hereby incorporated herein by reference.)

10.12(**)      Amendment of Employment Agreement dated as of December 21, 1995 between Gary T. DiCamillo and Polaroid Corporation. (The
               Amendment, included as Exhibit 10.2 to Polaroid Corporation's
               Form 8-K as filed on January 16, 1996, is hereby incorporated herein by reference.)

10.13(**)      Employment Agreement amended and restated as of May 12, 1997 between Polaroid Corporation and Gary T. DiCamillo. (The
               Amendment, included as Exhibit 10.9 to Polaroid Corporation's
               Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.14(**)      Employment Agreement dated as of March 19, 1998 between Polaroid
               Corporation and Judith G. Boynton. (The Amendment, included as
               Exhibit 10.1 to Polaroid Corporation's Form 10-Q for the quarter ended March 29, 1998, is hereby incorporated herein by reference.)

a) 3. Exhibits (continued)

10.15(**)      Change in Control Severance Agreement dated as of April 3, 1998 between Polaroid Corporation and Judith G. Boynton. (The
               Agreement, included as Exhibit 10.2 to Polaroid Corporation's
               Form 10-Q for the quarter ended March 29, 1998, is hereby incorporated herein by reference.)

10.16(**)      Employment Agreement dated as of May 12, 1997 between Polaroid
               Corporation and Thomas M. Lemberg. (The Agreement, included as
               Exhibit 10.8 to Polaroid Corporation's Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.17(**)      Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and William J. O'Neill, Jr. (The
               Agreement, included as Exhibit 10.10 to Polaroid Corporation's
               Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.18(**)      Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Carole J. Uhrich. (The
               Agreement, included as Exhibit 10.11 to Polaroid Corporation's
               Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated herein by reference.)

10.19(*)(**)   Employment Agreement dated as of June 26, 1996 between Polaroid
               Corporation and Jeremiah J. Noonan.

10.20(*)(**)   Change in Control Severance Agreement dated as of July 10, 1997 between Polaroid Corporation and Jeremiah J. Noonan.

10.21(**)      Promissory Note dated as of April 2, 1998 between Polaroid
               Corporation and Joseph G. Parham, Jr. (The Note, included as
               Exhibit 10.3 to Polaroid Corporation's Form 10-Q for the quarter ended March 29, 1998, is hereby incorporated by reference.)

10.22(**)      Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Joseph G. Parham. (The
               Agreement, included as Exhibit 10.21 to Polaroid Corporation's
               Form 10-K for the year ended December 31, 1997, is hereby incorporated herein by reference.)

10.23(*)(**)   Separation and Mutual General Release dated as of December 17,
               1998 between Polaroid Corporation and Serafino Posa.

11 Statement of Computation of Earnings Per Share. (The Statement of Computation of Earnings Per Share is included in Note 1 on page 35 of the Annual Report.)

12(*)          Ratio of Earnings to Fixed Charges.

13(*) Annual Report to Stockholders for 1998. (The Annual Report to Stockholders for 1998, except for the portions thereof which are specifically incorporated by reference in this report on Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this report on Form 10-K.)

21(*)          Subsidiaries of Polaroid Corporation.

23(*)          Consent of KPMG Peat Marwick LLP.

27(*)          Financial Data Schedule.

--------------------
(*)  Filed herewith.

(**) Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

Exhibits are not included in copies of this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.

b)       Reports on Form 8-K

         During the fourth quarter of 1998, the Company filed a Current Report on Form 8-K, dated December 16, 1998, containing a press release announcing the closing of the Amended Credit Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    POLAROID CORPORATION
                    (Registrant)
                    By   /s/ GARY T. DICAMILLO
                         ---------------------
                         Gary T. DiCamillo
                         Chairman of the Board and Chief Executive Officer March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ GARY T. DICAMILLO              Chairman of the Board, Chief       March 30, 1999
---------------------------        Executive Officer and Director
GARY T. DICAMILLO

/s/ WILLIAM J. O'NEILL, Jr.        Executive Vice President           March 30, 1999
---------------------------
WILLIAM J. O'NEILL, Jr.

/s/ JUDITH G. BOYNTON              Executive Vice President           March 30, 1999
---------------------------        and Chief Financial Officer
JUDITH G. BOYNTON

/s/ CARL L. LUEDERS                Vice President and Controller      March 30, 1999
---------------------------
CARL L. LUEDERS

/s/ RALPH E. GOMORY                Director                           March 30, 1999
---------------------------
RALPH E. GOMORY

                                   Director
---------------------------
FRANK S. JONES

/s/ STEPHEN P. KAUFMAN             Director                           March 30, 1999
---------------------------
STEPHEN P. KAUFMAN

/s/ JOHN W. LOOSE                  Director                           March 30, 1999
---------------------------
JOHN W. LOOSE

                                   Director
---------------------------
ALBIN F. MOSCHNER

/s/ RONALD F. OLSEN                Director                           March 30, 1999
---------------------------
RONALD F. OLSEN

/s/ RALPH Z. SORENSON              Director                           March 30, 1999
---------------------------
RALPH Z. SORENSON

/s/ CAROL F. St. MARK              Director                           March 30, 1999
---------------------------
CAROL F. St. MARK

/s/ DELBERT C. STALEY              Director                           March 30, 1999
---------------------------
DELBERT C. STALEY

/s/ BERNEE D.L. STROM              Director                           March 30, 1999
---------------------------
BERNEE D.L. STROM

/s/ ALFRED M. ZEIEN                Director                           March 30, 1999
---------------------------
ALFRED M. ZEIEN

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
     POLAROID CORPORATION:

Under the date of January 20, 1999, except for Note 8 to which the date is February 17, 1999, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG PEAT MARWICK LLP

Boston, Massachusetts

January 20, 1999, except for Note 8 to which the date is February 17, 1999

Polaroid Corporation and Subsidiary Companies Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 1996, 1997 and 1998

(In millions)

                                              Additions
                                              ---------
                      Balance at       Charged to       Charged to       Deductions        Balance at
                       Beginning        Costs and            Other       Charged to            End of
Description            of Period         Expenses         Accounts         Reserves            Period
------------------------------------------------------------------------------------------------------
1996
Doubtful accounts          $20.2             $3.9             $ --           $(8.8)             $15.3
Cash discounts               7.8               --             31.9           (30.9)               8.8
======================================================================================================
1997
Doubtful accounts          $15.3             $6.2             $ --           $(4.4)             $17.1
Cash discounts               8.8               --             28.3           (28.6)               8.5
======================================================================================================
1998
Doubtful accounts          $17.1            $19.3             $ --           $(3.6)             $32.8
Cash discounts               8.5               --             27.5           (26.8)               9.2
======================================================================================================