Form 10-Q
period 1999-03-28
POLAROID CORP
filed 1999-05-12
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        MARCH 28, 1999
                                                ---------------------------

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
                              YES    X       NO
                                  -------         ------

                      Shares of Common Stock, $1 par value,
                   outstanding as of May 7, 1999: 44,209,450 shares
--------------------------------------------------------------------------------

                        This document contains 24 pages.
                        Exhibit index appears on page 23

--------------------------------------------------------------------------------

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  Condensed Consolidated Statement of Earnings
                 Periods ended March 29, 1998 and March 28, 1999
                      (In millions, except per share data)




                                                                                            (Unaudited)
                                                                                          First Quarter
                                                                                       1998            1999
                                                                                       ----            ----

Net sales                                                                            $390.6          $379.0
--------------------------------------------------------------------------------------------------------------

         Cost of sales                                                                243.8           237.3

         Marketing, research, engineering and administrative expenses                 159.8           148.6

--------------------------------------------------------------------------------------------------------------
Total costs                                                                           403.6           385.9
--------------------------------------------------------------------------------------------------------------
Loss from operations                                                                 (13.0)           (6.9)

         Other expense                                                                  1.6            22.6

         Interest expense                                                              12.1            17.9

--------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (26.7)          (47.4)

         Federal, state and foreign income tax benefit                                (9.3)          (16.6)
--------------------------------------------------------------------------------------------------------------
Net loss                                                                            ($17.4)         ($30.8)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


Basic loss per common share                                                         ($0.39)         ($0.70)

Diluted loss per common share                                                       ($0.39)         ($0.70)
--------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                                       $0.15           $0.15
Weighted average common shares used for basic
          loss per share calculation (in thousands)                                  44,475          44,066
Weighted average common shares used for diluted
          loss per share calculation (in thousands)                                  44,475          44,066
Common shares outstanding at end of period (in thousands)                            44,469          44,150
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                      Condensed Consolidated Balance Sheet
                                  (In millions)

                                                                                                      (Unaudited)
                                                                                   December 31,         March 28,
                                                                                          1998              1999
                                                                                          ----              ----
    Assets
------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                     $105.0                    $67.9
    Receivables                                                                    459.6                    445.7
    Inventories:
       Raw materials                                                                83.5                     89.0
       Work-in-process                                                             190.5                    171.7
       Finished goods                                                              259.3                    257.4
------------------------------------------------------------------------------------------------------------------
    Total inventories                                                              533.3                    518.1
    Prepaid expenses and other assets                                              195.5                    236.6
------------------------------------------------------------------------------------------------------------------
Total current assets                                                             1,293.4                  1,268.3
------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
    Gross property, plant and equipment                                          1,975.9                  1,990.3

    Less accumulated depreciation                                                1,409.4                  1,418.4
------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                              566.5                    571.9
------------------------------------------------------------------------------------------------------------------
Deferred tax assets                                                                208.2                    218.9
------------------------------------------------------------------------------------------------------------------
Other assets                                                                       129.6                     80.2
------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $2,197.7                 $2,139.3
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Short-term debt                                                               $331.7                   $298.7
    Payables and accruals                                                          358.4                    328.7
    Compensation and benefits                                                      208.5                    187.2
    Federal, state and foreign income taxes                                         34.4                     39.4
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          933.0                    854.0
------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                     497.4                    572.7
------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefits                                                    241.9                    241.6
------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                        135.5                    130.6
------------------------------------------------------------------------------------------------------------------

Common Stockholders' equity:
    Common stock, $1 par value                                                      75.4                     75.4
    Additional paid-in capital                                                     413.4                    408.6
    Retained earnings                                                            1,226.7                  1,189.3
    Accumulated other comprehensive income                                        (33.4)                   (49.0)
    Less:    Treasury stock, at cost                                             1,291.5                  1,283.4
             Deferred compensation                                                   0.7                      0.5
------------------------------------------------------------------------------------------------------------------
  Total common stockholders' equity                                                389.9                    340.4
------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $2,197.7                 $2,139.3
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


                POLAROID CORPORATION AND SUBSIDIARY COMPANIES
               Condensed Consolidated Statement of Cash Flows
             Three Months Ended March 29, 1998 and March 28, 1999
                                (In millions)



                                                                                                          (Unaudited)
Cash flows from operating activities                                                                1998               1999
----------------------------------------------------------------------------------------------------------------------------
     Net loss                                                                                    ($17.4)            ($30.8)

     Depreciation of property, plant and equipment                                                 25.6               23.1

     Decrease in receivables                                                                       47.6                4.9

     (Increase)/decrease in inventories                                                            (4.3)               3.8

     Increase in prepaids and other assets                                                        (10.7)             (35.4)

     Increase/(decrease) in payables and accruals                                                  34.3              (25.9)

     Decrease in compensation and benefits                                                        (12.0)             (19.4)

     Decrease in federal, state and foreign income taxes payable                                  (14.2)              (9.1)

     Gain on sale of real estate                                                                     --              (10.9)

     Other non cash items                                                                         (40.4)              39.1

----------------------------------------------------------------------------------------------------------------------------
     Net cash provided/(used) by operating activities                                               8.5              (60.6)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
----------------------------------------------------------------------------------------------------------------------------
     (Increase)/decrease in other assets                                                          (10.9)              14.4

     Additions to property, plant and equipment                                                   (34.9)             (46.6)

     Proceeds from sale of property, plant and equipment                                           60.7               22.6

----------------------------------------------------------------------------------------------------------------------------
     Net cash provided/(used) by investing activities                                              14.9               (9.6)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
----------------------------------------------------------------------------------------------------------------------------
     Net decrease in short-term debt (maturities 90 days or less)                                 (41.0)             (31.0)

     Short-term debt having (maturities over 90 days):

          Proceeds                                                                                 24.3               11.2

          Payments                                                                                (25.5)              (8.3)

     Proceeds from issuances of long-term debt                                                       --              268.3

     Repayments of long-term debt                                                                    --             (200.0)

     Cash dividends paid                                                                             --               (6.6)

     Proceeds from issuance of shares in connection with stock incentive plan                       3.3                 --

     Purchase of treasury stock                                                                   (11.4)                --

----------------------------------------------------------------------------------------------------------------------------
     Net cash provided/(used) by financing activities                                             (50.3)              33.6
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                             1.2               (0.5)

----------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                         (25.7)             (37.1)

Cash and cash equivalents at beginning of period                                                   68.0              105.0

----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                        $42.3              $67.9
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. FAS 133 must be adopted for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect of this statement on its reported financial results.

EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the Company's reported net earnings/(loss) is as follows: (in millions except per share amounts)

                                                                                                  Per
                                                                                                 Share
                                                   Earnings/(Loss)           Shares              Amount
                                                   ---------------           ------              ------
PERIOD ENDED MARCH 29, 1998
Basic loss per share                                $ (17.4)                  44.5               $(.39)
                                                    -------                   ----               -----
                                                    -------                   ----               -----


Diluted loss per share                              $ (17.4)                  44.5*             $ (.39)
                                                    -------                   ----               -----
                                                    -------                   ----               -----



PERIOD ENDED MARCH 28, 1999
Basic loss per share                                $ (30.8)                  44.0               $(.70)
                                                    -------                   ----               -----
                                                    -------                   ----               -----


Diluted loss per share                              $ (30.8)                  44.0*             $ (.70)
                                                    -------                   ----               -----
                                                    -------                   ----               -----

* At March 29, 1998 and March 28, 1999, stock options for shares of common stock totaling 4.2 million and 5.7 million, respectively, were outstanding but were not included in the calculations of diluted earnings/(loss) per share because the effects were anti-dilutive. In addition, the effect of .2 million and .3 million outstanding performance shares at March 29, 1998 and March 28, 1999, respectively, were not included since the effect was anti-dilutive.

COMPREHENSIVE INCOME

The Company's total comprehensive income/(loss) was as follows: (in millions)


                                                          Three Month Period Ended
                                                       -----------------------------
                                                       March 29, 1998  March 28,1999
                                                       --------------  -------------
Net loss                                                   $ (17.4)       $ (30.8)

Other comprehensive income:
   Currency translation adjustment                            (2.1)         (15.0)


   Reclassification adjustment
   for realized gains net-of-tax included
   in net loss                                              --                (.6)
                                                           -------        -------

Total comprehensive income/(loss)                          $ (19.5)       $ (46.4)
                                                           -------        -------
                                                           -------        -------


SEGMENTS
The following is a summary of information related to the Company's segments:
(in millions)


                                                  Three Month Period Ended
                                               ------------------------------
                                               March 29, 1998  March 28, 1999
                                               --------------  --------------
Net sales to customers:
Americas Region                                  $  211.8      $  227.1
European Region                                     113.8          86.5
Asia Pacific Region                                  65.0          65.4
Global Operations                                     --          --
Research and Development                              --          --
                                                 --------      --------
   Subtotal Segments                                390.6         379.0
Corporate                                             --          --
                                                 --------      --------
    Total                                        $  390.6      $  379.0
                                                 --------      --------
                                                 --------      --------
Profit/(loss) from operations:
Americas Region                                  $   51.8      $   57.9
European Region                                      14.3          12.8
Asia Pacific Region                                  15.5          13.8
Global Operations                                   (41.8)        (46.7)
Research and Development                            (28.8)        (20.7)
                                                 --------      --------
   Subtotal Segments                                 11.0          17.1
Corporate                                           (24.0)        (24.0)
                                                 --------      --------
    Total                                        $  (13.0)     $  ( 6.9)
                                                 --------      --------
                                                 --------      --------

RESTRUCTURING CHARGE

As part of the restructuring and other charges recognized in the fourth quarter of 1997, the Company recorded a charge of approximately $150.0 million related to an involuntary severance program. In 1998, the Company extended this program and recorded an additional charge of approximately $50.0 million bringing the total charge recorded for the involuntary severance program to approximately $200.0 million. These charges included pension curtailment costs related to this program of $7.5 million and $2.6 million in 1997 and 1998, respectively, that have been reflected as non-cash items in the Company's consolidated statement of cash flows for those years. Under the 1997 severance program, including the extension in 1998, approximately 2,800 employees are expected to leave the Company (approximately 46% from Global Operations, approximately 40% from the regional segments, of which approximately half will be from the European Region, and less than 10% from Research and Development) by the end of 1999. As of March 28, 1999, approximately 1,660 employees had been terminated under this program. Through March 28, 1999, the Company had made approximately $86.0 million of cash payments related to this program. These cash payments are expected to be substantially completed by the end of 2000.

LONG-TERM DEBT

In a public offering in February 1999, the Company issued 11 1/2 % Notes due 2006 (the "2006 Notes") in an aggregate principal amount of $275.0 million. The 2006 Notes were placed at par value. The net proceeds of $268.1 million from the sale of the 2006 Notes were used primarily for the payment of $200.0 million aggregate principal amount of the Company's 8% Notes that were due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. The indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; creating certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

OTHER

The Company owned approximately 14% of the common stock of SDI Holding Corp. ("SDHI") with a book value of approximately $13.8 million at March 28, 1999. The Company also owned preferred stock, with a book value of approximately $35.0 million at that date, of Sterling Dry Imaging Systems, Inc. ("SDIS") a subsidiary of SDHI. In January 1999, Agfa-Gevaert N.V. agreed to acquire SDHI, excluding SDIS which, under the acquisition agreement, is to be spun off to SDHI's shareholders and not acquired by Agfa-Gevaert N.V. During the first quarter of 1999, the Company recorded a non-cash charge of $35.0 million to establish a reserve for the value of its preferred stock investment in SDIS as circumstances regarding the pending acquisition of SDHI have clarified based on discussions with parties involved in the transaction.

SUBSEQUENT EVENT

Effective March 31, 1999, the Company entered into an amendment to its $350 million Amended and Restated Credit Agreement dated December 11, 1998 (the "Amended Credit Agreement".) This amendment revised the requirements for the calculation of certain financial ratios required under the Amended Credit Agreement. The amendment also incorporated in the covenants under the Amended Credit Agreement certain covenants from the Company's Indenture which the lenders considered to be more restrictive as was their right under the Amended Credit Agreement.

LEGAL PROCEEDINGS

Certain legal proceedings to which the Company is a party are discussed in
Part II, Item 1 of this filing on Form 10-Q.

INDEPENDENT AUDITORS' REPORT

The March 29, 1998 and March 28, 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of March 28, 1999 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 29, 1998 and March 28, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1998, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 1999, except for Note 8 to which the date is February 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                      KPMG LLP




Boston, Massachusetts
April 14, 1999

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all countries in North and South America. The European Region includes all of the countries of the European continent, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, China, Australia and the rest of Asia. Global Operations includes worldwide activities associated with manufacturing, distribution, logistics, new product manufacturing development and inventory management. Research and Development is comprised of corporate research and engineering activities.

Additionally, the Company has one category called Corporate, which is not a segment. This category includes central marketing, general and administrative costs and certain other corporate costs, including worldwide restructuring and other charges.

The Company evaluates the performance of its segments primarily based on profit/(loss) from operations with a recognition of assets employed. For the regional segments, profit/(loss) from operations is based on standard product costs excluding inter-company margins and therefore reflects a contribution to worldwide Company profits related to segment third party sales. Non-standard manufacturing costs are reported as incurred in the Global Operations segment along with new product manufacturing development costs and regional warehousing and distribution costs. The Research and Development segment is also reported on an as-incurred cost basis.

The Company uses quantitative terms to explain changes in sales unit volumes. The table below quantifies the use of these terms:

TERM                      REPRESENTS CHANGE OF

low single digits            1  to   4 percent
high single digits           5  to   9 percent
low double digits           10  to  19 percent
mid double digits           20  to  39 percent
high double digits          40  to  99 percent


FIRST QUARTER RESULTS

Sales
-----

Worldwide net sales to customers for the first quarter of 1999 were $379 million, a 3% decrease compared with worldwide net sales of $391 million in the first quarter of 1998. The principal reason for this decrease was lower sales of instant film -- especially the European Region (including Russia). This reduction in revenues was offset in part by higher revenues from the sales of new products. On a unit basis, worldwide shipments of instant cameras, led by new products, totaled 1.2 million in the first quarter of 1999 compared with .9 million in the first quarter of 1998. Worldwide unit shipments to customers of instant film decreased by low single digits in the first quarter of 1999 compared with the first quarter of 1998.

Sales in the Americas Region increased 7% to $227 million during the first quarter of 1999 from $212 million in the first quarter of 1998. (These regional totals include sales in the United States of $198 million in 1999 and $181 million in 1998.) The Americas' increase was due to several factors including revenues from products other than those in core instant imaging (including sunglasses), and higher revenues in the core instant imaging products, especially sales of new products and instant film. On a unit basis, shipments to customers of instant cameras increased 13%, while shipments to customers of instant film increased by low single digits in the first quarter of 1999 compared with the same period of 1998. In addition, at the United States retail sales level, the Company estimates that the unit volume of integral film decreased by high single digits, while instant cameras increased by low double digits compared with the first quarter of 1998.

Sales in the European Region decreased 24% to $87 million for the first quarter of 1999 compared with $114 million in the same period of 1998. The decrease was primarily due to lower instant film sales. In addition, to a lesser degree, sales were adversely affected by declines in products other than core instant imaging, instant cameras, and digital products. The reduction in instant film sales was due to a decline in channel inventories, a weak economy in Russia and lower retail demand. On a unit basis, shipments to customers of instant cameras decreased 33% while shipments to customers of instant film decreased by mid double digits in the first quarter of 1999 compared with the first quarter of 1998.

Sales in the Asia Pacific Region were $65 million in both the first quarter of 1999 and 1998. Sales in 1999 benefitted from revenues from new products in Japan and, to a lesser degree, a weaker U.S. dollar. These favorable factors were largely offset, however, by lower sales of instant film in the region. These lower sales reflect, in part, continued weakness of the developing markets in the region. On a unit basis, including new products, shipments to customers of instant cameras increased over 200% and shipments to customers of instant film increased by low single digits.

Profit/(Loss)
-------------

In the first quarter of 1999, the Company incurred an operating loss of $7 million compared with an operating loss of $13 million in the first quarter of 1998. This improvement reflected lower spending (primarily in research and development) and profits from new products, offset in part by higher costs in Global Operations and the impact of lower sales of instant film.

Profit from operations in the Americas Region was $58 million in the first quarter of 1999 compared with $52 million in the first quarter of 1998. This increase was largely due to the impact of higher instant film sales.

Profit from operations in the European Region was $13 million in the first quarter of 1999 compared with $14 million in the first quarter of 1998. The adverse margin impact of lower instant film sales in the region in the first quarter of 1999 compared with the same quarter in 1998 was largely offset by lower spending.

The profit from operations in the Asia Pacific Region declined to $14 million in the first quarter compared with $16 million in the same period in 1998. The increased profit from the sale of new instant camera and film products in the first quarter of 1999 compared with the first quarter of 1998 was more than offset by the impact of lower instant film sales.

Global Operations costs were $47 million in the first quarter of 1999 compared with $42 million in the first quarter of 1998. This increase was due to several factors associated with the manufacturing of the Company's products.

Research and Development costs were $21 million in the first quarter of 1999 compared with $29 million in the first quarter of 1998. This reduction in cost reflects a streamlining of this segment and a focusing of the Company's research and development efforts.

Corporate costs were $24 million in both the first quarter of 1999 and 1998.

The net of other income and other expense for the first quarter of 1999 was an expense of $23 million compared with an expense of $2 million in 1998. In 1999, net other expense included a non-cash charge of $35 million and a gain on the sale of excess real estate totaling $11 million. The $35 million charge was recorded by the Company to establish a reserve for the book value of its preferred stock investment in Sterling Dry Imaging Systems, Inc. ("SDIS"). This reserve was established because the circumstances around the pending acquisition of SDIS' parent by Agfa-Gevaert N.V. have clarified based on discussions with parties involved in this transaction.

Interest expense was $18 million and $12 million in the first quarter of 1999 and 1998, respectively. The increase in 1999 was primarily due to higher levels of debt and, to a lesser degree, higher interest rates.

The effective tax rate was 35% for both the first quarter of 1999 and 1998.

The net loss was $31 million in the first quarter of 1999, or $.70 basic loss per common share, compared with a net loss of $17 million, or $.39 basic loss per common share in the first quarter of 1998. Diluted loss per common share was the same as the basic loss per common share in the first quarter of 1999 and 1998.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1999, the Company's cash and cash equivalents amounted to $68 million, compared to $105 million at December 31, 1998. The primary sources of cash in the first quarter of 1999 were cash flows provided by financing activities and the sale of real estate and other assets. Working capital increased to $414 million at March 28, 1999 from $360 million at December 31, 1998. This net increase was due to several factors including higher prepaid taxes and expenses, lower cash, receivables and inventories, and reductions in short-term debt, payables and other accruals.

In the first quarter of 1999, capital spending totaled $47 million and depreciation expense was $23 million. This compares with capital expenditures of $35 million and depreciation expense of $26 million during the first quarter of 1998. The increase in capital spending was primarily related to spending associated with the Company's new enterprise-wide software system. Capital spending in both years was also a combination of other on-going capital programs, spending related to new products, and spending associated with the Company's efforts to consolidate real estate.

During the first quarter of 1999, the Company also expended approximately $16 million to make payments relating to the 1997 involuntary severance program portion of the December 1997 restructuring (including the extension of this program in 1998) and $7 million to pay dividends to common stockholders.

In the first quarter of 1999, the Company sold certain assets primarily consisting of real estate and other assets, which resulted in cash proceeds of approximately $37 million.

The Company has three sources of debt financing: short-term lines of credit; the Amended Credit Agreement (as defined below); and the Company's outstanding 6 3/4% Notes due 2002, 7 1/4% Notes due 2007 and 11 1/2% Notes due 2006 (the "2006 Notes").

At March 28, 1999, the Company had outstanding $299 million in short-term debt. This was comprised of $230 million of borrowings under the Company's Amended Credit Agreement and $69 million borrowed under the Company's short-term lines of credit.

In December 1998, the Company entered into an amendment to its existing $350 million Credit Agreement and amended that agreement effective March 31, 1999. The amended agreement (the "Amended Credit Agreement") provides for loans up to $350 million, will expire on December 31, 2001 and will be available on a revolving basis prior to its expiration. In connection with the Amended Credit Agreement, the Company entered into a collateral agreement and certain related documents that granted the lenders under the Amended Credit Agreement a first security interest in certain of the Company's domestic inventories and accounts receivable. This security will be released if the Company's credit rating is BBB- or higher by Standard & Poor's ("S&P") and Baa3 or higher by Moody's Investor's Services, Inc. ("Moody's").

The Amended Credit Agreement restricts, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the issuance of the 2006 Notes; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate, sell or transfer all or substantially all of the Company's assets, subject to certain conditions; and to enter into certain transactions with affiliates. Certain of these covenants were made more restrictive by amendment No. 1 to the Amended Credit Agreement by incorporating certain provisions of the covenants in the Indenture (as defined below).

The Amended Credit Agreement also requires the Company to maintain financial ratios relating to the maximum level of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum interest coverage. In addition, the

Amended Credit Agreement affords the lenders the right to incorporate covenants given to holders of notes or other securities of the Company which, in their judgement, are more restrictive. These lenders exercised this right to incorporate certain covenants included in the 2006 Notes in the Amended Credit Agreement.

The Amended Credit Agreement restricts the Company's ability to pay dividends and repurchase stock. This agreement limits the payment of dividends and repurchase of the Company's common stock to $3.75 million per quarter in excess of the value of ESOP shares issued and proceeds from the exercise of stock options on a cumulative basis. Since the Company issues ESOP shares to all qualified United States employees as part of compensation, this amount is expected to total approximately $14 million per annum. As a result, the Company believes it is unlikely that this limitation will prevent it from continuing the current dividend payment of $.60 per share, per annum. In addition, the indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), also includes restrictions on dividends which the Company considers to be less restrictive than those contained in the Amended Credit Agreement.

Funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either the prime rate of Morgan Guaranty Trust Company ("Prime") plus a margin; or LIBOR on Euro-dollar loans ("Euro-dollar loans"), plus a margin. The margin ranges from 0.085% to 2.0% for Prime-based loans and from 0.275% to 3.0% for Euro-dollar loans, based on the Company's credit ratings. In addition, the Company will pay the lenders a commitment fee on unused commitments ranging from 0% to 0.025% on an annual basis, depending on the Company's credit rating, and a fee to the administrative agent.

At March 28, 1999 the Company and several of its subsidiaries had short-term lines of credit with a number of commercial banks that totaled $125 million in maximum commitments, of which $69 million was outstanding. One of these lines of credit, for a maximum amount of 115 million Deutsche Marks (or approximately $64 million at March 28, 1999), is on a committed basis with Deutsche Bank de Bary N.V.("Deutsche Bank"), the Dutch branch of Deutsche Bank A.G. A total of $21 million was outstanding under this agreement at March 28, 1999. The interest rate on this facility is LIBOR plus 2.0%. This facility, which permits borrowings on terms up to 6 months, may be terminated on three month's notice by either party. In April 1999, Deutsche Bank notified the Company of its intent to terminate the facility. However, the Company and Deutsche Bank are currently discussing keeping the line in place and the Company granting security for the Company and its subsidiaries' obligations.

At March 28, 1999, the Company had, in addition to $120 million under the Amended Credit Agreement, available overseas lines of credit totaling approximately $56 million to support international operations.

The Company issued in February 1999, in a public offering, the 2006 Notes in an aggregate principal amount of $275 million. The 2006 Notes were placed at par value. The net proceeds of $268 million from the sale of the 2006 Notes were used primarily for the payment of $200 million aggregate principal amount of the Company's 8% Notes that were due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. Since the Company refinanced the 8% Notes, the principal amount of these notes at December 31, 1998 was classified as a long-term note payable. The Indenture contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; creating certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

The Company's cost of borrowing is dependent, in part, upon the Company's corporate long-term debt credit ratings. Currently, the Company's long-term debt is rated BB- by S&P, Ba3 by Moody's and BB by Duff & Phelps Credit Ratings Co.'s, ("D&P"). In late 1998, S&P lowered its long-term debt rating from BBB- to BB- with a negative outlook. Also in late 1998, D&P's lowered its long-term debt ratings from BBB to

BB. In early 1999, Moody's lowered its long-term debt rating from Baa3 to Ba3 with a negative outlook.

In October 1997, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's common stock over three years. During the first quarter of 1999, the Company did not repurchase any of its common stock. As of March 28, 1999, approximately 2.8 million shares remain to be purchased under the current program. Given the restricted payment covenants included in the Amended Credit Agreement and in the Indenture, it is unlikely that the Company will complete this repurchase plan within the program's three year period. When the Company does repurchase its common stock, it is its policy to repurchase its common stock on the open market, in privately negotiated transactions or otherwise (which may include transactions with Polaroid retirement plans, including the employee stock ownership portion of the Polaroid Retirement Savings Plan). The timing and amounts of future purchases under this program depend upon many factors, including market conditions, and the Company's business and financial condition and are limited by the terms of the Amended Credit Agreement and the Indenture.

The Company owned approximately 14% of the common stock of SDI Holding Corp. ("SDHI") with a book value of approximately $14 million at March 28, 1999.
The Company also owned preferred stock, with a book value of approximately
$35 million at that date, of SDIS, a subsidiary of SDHI. In January 1999, Agfa-Gevaert N.V. agreed to acquire SDHI, excluding SDIS which, under the acquisition agreement, is to be spun off to SDHI's shareholders and not acquired by Agfa-Gevaert N.V. During the first quarter of 1999, the Company recorded a non-cash charge of $35 million to establish a reserve for the value of its preferred stock investment in SDIS as circumstances regarding the pending acquisition of SDHI have clarified based on discussions with parties involved in the transaction. If this transaction occurs, the Company expects to receive cash for at least the book value of its investment in SDHI.

The Company believes that the availability of funds under the Amended Credit Agreement, funds generated from operations and additional debt capacity will be adequate for at least the next twelve months to meet working capital needs, to fund spending for growth and maintenance of existing operations and to make payments associated with the December 1997 restructuring (including the extension to the involuntary severance program in 1998).

FOREIGN CURRENCY EXCHANGE

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract currency exchange movement is primarily dependent on pricing in local markets.

To minimize the adverse impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company engages in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency-denominated net monetary asset position and the relative strength of the functional currencies compared to the nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At March 28, 1999, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $69 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is re-instituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. At March 28, 1999, the aggregate notional value of the Company's outstanding short-term foreign exchange swap contracts was $50 million.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase foreign currency call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options, which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At March 28, 1999, option contracts with a notional value of $185 million were outstanding.

The Company maintains a Monetary Control Center (the "MCC"), which operates under written policies and procedures defining day-to-day operating guidelines, including exposure limits, to contract for the foreign currency denominated borrowings, foreign exchange swaps and call options described above. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's management. The MCC publishes regular reports to the Company's management detailing the foreign currency activities.

IMPACT OF INFLATION

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on earnings has been immaterial.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available for sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. FAS 133 must be adopted for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect of this statement on its reported financial results.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and one common currency (the "Euro"). The participating countries had to adopt the Euro as their common legal currency on that date. The Euro is now traded on currency exchanges and may be used in business transactions. On January 1, 2002, new Euro-denominated bills and coins will be issued by participating countries. The legacy currencies will be withdrawn from circulation as legal tender effective January 1, 2002. During the period from January 1, 1999 and June 30, 2002, parties may use either the Euro or a participating country's legacy currency as legal tender.

In 1998, the Company formed an Economic and Monetary Union Steering Committee and Project Team (the "EMU Committee"). The EMU Committee has analyzed the impact of the Euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts and accounting and tax departments. While the Company is in the process of making certain adjustments to its business and operations to accommodate the Euro conversion, the EMU Committee believes, based on information available at the time and numerous assumptions, that this process of Euro conversion will not have a material adverse impact on the Company's financial position and results of operations.

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

To prepare for the year 2000, the Company formed a Year 2000 Steering Committee (the "Year 2000 Committee") and dedicated officers to identify the major areas of the Company that will be affected by the Year 2000 problem and to manage a three-step process of (i) assessing Year 2000 compliance, (ii) analyzing possible solutions and implementing remedial programs and (iii) testing such programs for each major area. To manage the process of becoming Year 2000 compliant across its major areas, the Year 2000 Committee has taken the following steps: it has established, and periodically evaluates and updates, a master schedule for each major area (ranked by the priority of its tasks), has retained a number of consultants to assist the Company's verification and validation processes, has licensed several software applications and is preparing contingency plans in the event that the Company or third parties fail to or are unable to make their systems Year 2000 compliant in a timely fashion. In addition, the Company is in the process of installing a new enterprise-wide software system for most domestic and foreign locations. This new software will primarily facilitate the Company's effort to operate more efficiently and will also benefit the Company in becoming Year 2000 compliant. What follows is a summary of the six major areas identified by the Year 2000 Committee and the status of the three-step process for each.

The first major area comprises the business information systems that support the collection, processing and management of the Company's many internal data and recording needs, including those regarding order entry and billing, accounts receivable, accounts payable, product, customer and employee information, general ledger entries and related accounting functions, among others (collectively "Business Applications"). The Year 2000 Committee has completed the assessment phase for the Business Applications area. As of March 28, 1999, the Company had remediated, tested and placed into production approximately 66% of the Business Applications. The remaining implementation of the new enterprise-wide software system will replace approximately an additional 14% of the Business Applications. The Year 2000 Committee is forecasting, based on current information, completion of the entire Business Applications area by early in the third quarter of 1999.

The second major area is the Company's extensive computer hardware and software systems, including hardware platforms, telecommunications equipment and scientific and engineering applications and the networking of these systems throughout the Company's factories and offices (collectively, "IT Infrastructure"). The Year 2000 Committee has completed the assessment phase of the IT Infrastructure area and by March 28, 1999, it had remediated, tested and placed into production approximately

75% of the IT Infrastructure area. The Company expects that the remaining portions will be completed by mid-year 1999.

The third major area is the embedded chips and related systems that enable the Company to manufacture products and track and control certain inventory (collectively, "Shop Floor"). The Year 2000 Committee has completed the assessment phase of the Shop Floor systems and as of March 28, 1999, had completed approximately 20% of the Shop Floor remediation. The Year 2000 Committee's remediation efforts are complicated by the high degree to which Shop Floor applications are customized for the Company's manufacturing systems and the need to accommodate ongoing production schedules. Based on current information, the Year 2000 Committee believes that the remediation and testing phases of the Shop Floor area will be completed in the third quarter of 1999.

The fourth major area is the Company's physical plant, including the security, heating and ventilation of factories and other buildings (collectively, "Facilities"). The Year 2000 Committee has completed the assessment phase of the Facilities area and as of March 28, 1999, had certified 78% of this area as compliant. In addition remediation is currently underway in 14% of the Facilities area. Based on current information, the Year 2000 Committee expects that remediation and testing of the Facilities area will be completed in the third quarter of 1999.

The fifth major area relates to the Company's products. The majority of the Company's traditional instant camera and film products are not vulnerable to the Year 2000 problem. The Committee is continuing its assessment to determine any other product vulnerability and to evaluate the possible upgrading of certain products in a cost-effective manner. The Company has initiated remediation and testing for certain of these products. Since October 1, 1998, the Company has been shipping only Year 2000 compliant products to its customers. Based on current information, the Year 2000 Committee expects to complete all phases related to the Company's products in the third quarter of 1999.

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

The Year 2000 Committee is developing contingency plans to address the most reasonably likely worst case scenario resulting from Year 2000 problems. But, because the Company has not yet completed all phases of the Year 2000 project, it has not been able to formulate these plans in their entirety or to forecast the total cost of contingency plans for each of the six major areas. The Year 2000 Committee expects to complete contingency plans during the first half of 1999.

The Year 2000 Committee has forecasted that the total cost of completing its Year 2000 project to be approximately $20 million to $25 million. The total projected amount of $20 million to $25 million includes internal staff costs associated with the Year 2000 project but does not include the estimated costs of the Company's new enterprise-wide software system or a forecast of the total cost for contingency plans for each of the six major areas. The Company has spent approximately $10 million of the projected total as of March 28, 1999. The Company expects to fund the cost of the Year 2000 project from general corporate funds.

The failure of the Company or the failure of its material third party vendors and customers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. While recognizing the risks involved, the Company believes that the steps that the Year 2000 Committee has taken and is expected to take will significantly reduce the Company's exposure to the Year 2000 problem. The Year 2000 problem has, however, certain inherent risks that are difficult to measure, including the Company's ability to test all material remediated systems in a timely fashion and the readiness of third party vendors and customers. There can be no assurance that the Company will foresee all Year 2000 problems or remediate them on a timely basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in this Management's Discussion and Analysis may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as the result of a wide variety of factors, which include but are not limited to those set forth below. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission.

Ability to implement business strategy
--------------------------------------

The Company has implemented a business strategy to revitalize its instant imaging business which calls for, among other steps, the introduction of between 20 and 25 new products each year, the expansion of certain profitable businesses, and the continued reduction of costs and the improvement of operating efficiencies from its restructurings. As part of this strategy, the Company is promoting new uses of, and new markets for, its products and technology and is targeting new demographic segments, such as children, teens and young adults, through product innovations and marketing campaigns. There can be no assurance that the Company will be able to effectively implement this strategy. If this strategy is not successful the Company's business and results of operations could be negatively impacted. Similarly, a decline in retail demand could have a material adverse effect on the Company's business and financial results.

Net losses
----------

The Company experienced net losses for four of the last five fiscal years. These losses have been primarily due to the cost of restructurings, dealers' reduction in their inventories of the Company's products and the deterioration of economic conditions in the emerging markets in which the Company operates. If the Company continues to experience net losses, it may be required to find additional sources of financing to fund operating deficits, implement its business strategy and meet anticipated capital expenditures, research and development costs and financing commitments. There can be no assurance that if the Company needs to obtain such financing, that it will find it on acceptable terms or that it would be permitted under the Indenture or the Amended Credit Agreement.

Developing digital imaging products market
------------------------------------------

The Company's ability to effectively compete in the digital imaging market is dependent on its ability to develop new digital imaging products, including digital hardware with chemical-based media, in a profitable and timely manner and to market them effectively. In many instances, the Company will enhance its ability to succeed by developing meaningful strategic business relationships with other companies. The market for digital imaging products is, however, highly competitive in price, quality and product performance. Because it is a relatively new market, with high research and development and other costs, it is also currently a low margin business. Many of the Company's competitors have greater financial and other resources and have more experience serving the demands of these markets.

Accordingly, there can be no assurance that the Company will succeed in the digital imaging business. In addition, markets for digital imaging products are increasing rapidly and over time may erode either the growth or the absolute size of the Company's instant photography business.

Failure to market new products
------------------------------

The Company's plan to increase profits relies on the development of new products and their speedy introduction into the market. Future operating results may be negatively affected if the Company is unable to promptly design, develop, manufacture and market innovative imaging products that receive customer acceptance. In addition, because some of the Company's new products will replace or compete with existing products, its operating results could be adversely affected even if the Company is successful in developing and introducing new products.

Substantial level of debt
-------------------------

The Company has a significant amount of debt. The Company's high level of debt could have important consequences to investors and stockholders. For example, it could:

-        make it more difficult to satisfy its debt and other obligations;
- increase the Company's vulnerability to general adverse economic and industry conditions;
- limit the Company's ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements;
- require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of the Company's cash flow to fund working capital needs, capital expenditures and acquisitions, research and development efforts and other general corporate purposes;
- limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;
- place the Company at a competitive disadvantage compared to its competitors that are less leveraged; and
-        limit its ability to borrow additional funds.


Restrictions imposed by the company's debt and financial flexibility
--------------------------------------------------------------------

The Company has financial and other restrictive covenants in the Company's debt instruments including restrictions in the event of a change in control. Failure to comply with these covenants could result in an event of default under the Amended Credit Agreement, the Indenture, and certain of the agreements governing short-term debt. If such default is not cured or waived it could have a material adverse effect on the Company.

The Company's ability to make payments on and to refinance its debt, to execute its business strategy, to make capital expenditures and to fund research and development costs will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, exchange rate fluctuation and other factors, including retail demand and dealer inventory practices, that are beyond the Company's control. It is also subject to the Company's success in implementing its strategies. There can be no assurance that the Company will generate sufficient cash flow or that future borrowings will be available to the Company under the Amended Credit Agreement or short-term lines of credit in an amount sufficient to enable the Company to repay its debt and to fund other liquidity needs.

Failue to reduce cycle time
---------------------------

The Company has already reduced and is committed to further reducing its cycle time in bringing new products to market. There is no guarantee that the Company will succeed in this endeavor. Shorter cycle times present a challenge for the effective management of the transition from existing products to new products and could negatively impact the Company's future operating results.

Highly competitive markets
--------------------------

The timing and introduction of new products by the Company's competitors could have a material negative impact upon the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced selected new competitive products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation and others. Many of the Company's competitors are larger and have greater financial and other resources. There can be no assurance that the Company will be able to compete successfully and its failure to do so could have a material adverse effect on its business and financial results.

Customer concentration
----------------------

One customer, Wal-Mart Stores Inc., comprises over 10% of the Company's sales. Sales to Wal-Mart totaled 11.9%, 12.5% and 13.0% of the Company's total annual net sales in 1996, 1997 and 1998 respectively. There has been no major change in the importance of this customer during the first quarter of 1999.

Emerging markets
----------------

The Company continues to believe that the emerging markets in all regions in which it operates may offer attractive opportunities in the future. These markets are, however, considerably less stable than more established markets and continue to be troubled. For the foreseeable future, the Company does not anticipate that it will generate revenues in material amounts from Russia or certain other emerging markets. In Asia, the currency crisis and instability of the financial system have continued to negatively affect the Company's net sales. Accordingly, there can be no assurance that it will be able to increase its revenues from the emerging markets in which it operates.

Foreign exchange rate fluctuations
----------------------------------

The Company sells and markets its products worldwide. A major risk associated with such worldwide operations is the fluctuation of foreign exchange rates, particularly the Japanese Yen and German Mark. Although the Company engages in some foreign exchange hedging, fluctuations in foreign currencies could have a material adverse effect on the business and financial results of the Company.

Raw materials and supplies
--------------------------

The Company is affected by the price and availability of several raw materials and supplies, such as chemicals, polyester film base, specialty paper and electronic components that the Company uses to manufacture its products. The Company therefore could be adversely affected by its inability to obtain these raw materials and supplies on favorable terms, and, in particular, by an increase in the costs of such raw materials and supplies if the Company is unable to pass along such price increases to its customers.

Loss of patents and trademarks
------------------------------

The Company obtains patents where feasible to protect its investment in research and development. The ownership of patents contributes to the Company's ability to use its inventions and at the same time may provide significant patent license revenue.

In addition, the Company owns a number of valuable trademarks, including the trademark "Polaroid", which are important to its business. The loss of certain significant patents or trademarks would have a material adverse effect on the Company's business and financial results.

Potential exposure to environmental liabilities
-----------------------------------------------

The Company's business and facilities are subject to a number of federal, state and local laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Under certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation, removal or remediation of hazardous materials at that property. These laws typically impose liability whether or not the owner or operator of the land knew of, or was responsible for, the presence of the hazardous materials or for the disposal or treatment of hazardous materials. The owner or operator may also be liable for the costs of investigation, removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that party.

Because the Company owns and operates a number of facilities and because it arranges for the disposal of hazardous materials at many disposal sites, the Company expects to incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with these laws. In addition, changes in environmental laws or unexpected investigations and clean-up costs could have a material adverse effect on the Company's business and financial condition.

Dependence on key personnel
---------------------------

The Company's success depends upon the continued contributions of a number of key senior managers and the loss of the services provided by them could have a material adverse effect on the Company. In particular, the loss of the services provided by Gary DiCamillo, the Chairman and Chief Executive Officer, as well as certain other senior managers, could have a material adverse effect upon the Company's business and development. If that were to occur, there is no assurance that the Company would be able to locate such qualified personnel or employ them on acceptable terms or on a timely basis.

In addition, the Company's continued growth depends in part on its continuing ability to attract and retain qualified senior managers who can implement the Company's business strategy. There can be no assurance that the Company will be able to attract and retain such senior managers.

Impact of the year 2000 problem
-------------------------------

The failure of the Company and its material third party vendors and suppliers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. While recognizing the risks involved, the Company believes that the steps that the Year 2000 Committee has taken and is expected to take will significantly reduce the Company's exposure to the Year 2000 problem. The Year 2000 problem has, however, certain inherent risks that are difficult to measure, including the Company's ability to test all material systems in a timely fashion and the readiness of third party vendors and suppliers. There can be no assurance that the Company will foresee all Year 2000 problems or correct them on a timely basis.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of March 28, 1999 was $2 million. The Company currently estimates that the majority of the $2 million amount reserved for environmental liabilities on March 28, 1999 will be payable over the next two to three years. The Company's analysis of data which underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts as management believes appropriate from time to time as circumstances warrant.

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

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the first quarter of 1999.


ITEM 5. OTHER INFORMATION

Not applicable.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

        ( 3) Amendment to the Restated Certificate of Incorporation of Polaroid Corporation as of May 14, 1985.

        (10) Amendment No. 1 to the $350,000,000 Amended and Restated Credit Agreement (the $350,000,000 Amended and Restated Credit Agreement was previously filed in a Current Report on Form 8-K dated January 21, 1999).

        (12)      Ratio of Earnings to Fixed Charges.

        (15) Letter from KPMG LLP re: unaudited interim financial information.

        (27)      Financial Data Schedule.


(b) Reports on Form 8-K:

  During the first quarter of 1999, the Company filed:

* a Current Report on Form 8-K dated January 21, 1999 (the Company filed its $350,000,000 Amended and Restated Credit Agreement entered into December 11, 1998 and its press release which announced the 1998 fourth quarter and full year results);

* a Current Report on Form 8-K dated January 28, 1999 (the Company filed as an exhibit its Statement of Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 28, 1997); and,

* a Current Report on Form 8-K dated February 18, 1999 (the Company reported and filed documents relating to its completion of its underwriting offering of $275 million aggregate principal amount of its 11 1/2% Notes due 2006 covered by its Shelf Registration Statements on Form S-3 (File Nos. 333-0791 and 333-67647).

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








                                    POLAROID CORPORATION
                                   -----------------------------------
                                    (Registrant)






         May 12, 1999               Judith G. Boynton
                                   -----------------------------------
                                    Judith G. Boynton
                                    Executive Vice President and
                                    Chief Financial Officer