Form 10-Q
period 1999-06-27
POLAROID CORP
filed 1999-08-10
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        June 27, 1999
                                                --------------------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------    -----------

                          Commission File Number 1-4085


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
-----------------------------                           ------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


                784 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS  02139

--------------------------------------------------------------------------------

                (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:    (781)  386-2000

----------------------------------------  --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                    -----        -----

                      Shares of Common Stock, $1 par value,
             outstanding as of August 6, 1999: 44,373,221 shares

--------------------------------------------------------------------------------

                        This document contains 34 pages.
                        Exhibit index appears on page 33

--------------------------------------------------------------------------------

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES Condensed Consolidated Statement of Earnings Periods Ended June 28, 1998 and June 27, 1999
                     (In millions, except per share data)



                                                                                                (Unaudited)

                                                                               Second Quarter                 Six Months
                                                                               1998        1999             1998        1999
                                                                               ----        ----             ----        ----

Net sales                                                                     $464.7      $486.8           $855.3      $865.8
-------------------------------------------------------------------------------------------------------------------------------

         Cost of sales                                                         255.0       280.9            498.8       518.2

         Marketing, research, engineering and administrative expenses          204.9       165.0            364.7       313.6

-------------------------------------------------------------------------------------------------------------------------------
Total costs                                                                    459.9       445.9            863.5       831.8
-------------------------------------------------------------------------------------------------------------------------------
Profit/(loss) from operations                                                    4.8        40.9             (8.2)       34.0

         Other income/(expense)                                                 27.2         1.1             25.6       (21.5)

         Interest expense                                                       13.5        19.3             25.6        37.2

-------------------------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                             18.5        22.7             (8.2)      (24.7)

         Federal, state and foreign income tax expense/(benefit)                 6.4         7.9             (2.9)       (8.7)
-------------------------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                                            $12.1       $14.8            ($5.3)     ($16.0)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


Basic earnings/(loss) per common share                                         $0.27       $0.33           ($0.12)     ($0.36)

Diluted earnings/(loss) per common share                                       $0.27       $0.33           ($0.12)     ($0.36)
-------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                $0.15       $0.15            $0.30       $0.30

Weighted average common shares used for basic
          earnings/(loss) per share calculation (in thousands)                44,353      44,227           44,413      44,148

Weighted average common shares used for diluted
          earnings/(loss) per share calculation (in thousands)                44,648      44,229           44,413      44,148

Common shares outstanding at end of period (in thousands)                     44,132      44,319           44,132      44,319


-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------



                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                      Condensed Consolidated Balance Sheet
                                  (In millions)



                                                                                             (Unaudited)
                                                                   December 31,                 June 27,
Assets                                                                     1998                     1999
                                                                           ----                     ----
---------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                          $  105.0                    $68.9
    Receivables                                                           459.6                    438.7
    Inventories:
       Raw materials                                                       83.5                     89.6
       Work-in-process                                                    190.5                    158.2
       Finished goods                                                     259.3                    218.7
---------------------------------------------------------------------------------------------------------
    Total inventories                                                     533.3                    466.5
    Prepaid expenses and other assets                                     195.5                    224.5
---------------------------------------------------------------------------------------------------------
Total current assets                                                    1,293.4                  1,198.6
---------------------------------------------------------------------------------------------------------
Property, plant and equipment
    Gross property, plant and equipment                                 1,975.9                  2,017.4
    Less accumulated depreciation                                       1,409.4                  1,423.7
---------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                     566.5                    593.7
---------------------------------------------------------------------------------------------------------
Deferred tax assets                                                       208.2                    201.1
---------------------------------------------------------------------------------------------------------
Other assets                                                              129.6                     68.4
---------------------------------------------------------------------------------------------------------
Total assets                                                           $2,197.7                 $2,061.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


Liabilities and stockholders' equity
---------------------------------------------------------------------------------------------------------
Current liabilities:
    Short-term debt                                                      $331.7                   $279.5
    Payables and accruals                                                 358.4                    304.2
    Compensation and benefits                                             208.5                    170.9
    Federal, state and foreign income taxes                                34.4                     25.5
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                 933.0                    780.1
---------------------------------------------------------------------------------------------------------

Long-term debt                                                            497.4                    572.7
---------------------------------------------------------------------------------------------------------
Accrued postretirement benefits                                           241.9                    239.5
---------------------------------------------------------------------------------------------------------
Other long-term liabilities                                               135.5                    122.9
---------------------------------------------------------------------------------------------------------

Common Stockholders' equity:
    Common stock, $1 par value                                             75.4                     75.4
    Additional paid-in capital                                            413.4                    403.9
    Retained earnings                                                   1,226.7                  1,197.4
    Accumulated other comprehensive income                                (33.4)                   (54.8)
    Less:    Treasury stock, at cost                                    1,291.5                  1,274.9
              Deferred compensation                                          .7                       .4
---------------------------------------------------------------------------------------------------------
    Total common stockholders' equity                                     389.9                    346.6
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $2,197.7                 $2,061.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                 Condensed Consolidated Statement of Cash Flows
                Six Months Ended June 28, 1998 and June 27, 1999
                                  (In millions)


                                                                                                       (Unaudited)

Cash flows from operating activities                                                               1998         1999
-----------------------------------------------------------------------------------------------------------------------
     Net loss                                                                                     ($5.3)       ($16.0)
     Depreciation of property, plant and equipment                                                 52.9          48.7
     Decrease in receivables                                                                       47.5           7.8
     (Increase)/decrease in inventories                                                           (37.3)         50.4
     Increase in prepaids and other assets                                                        (17.3)        (24.8)
     Increase/(decrease) in payables and accruals                                                  15.4         (55.1)
     Decrease in compensation and benefits                                                        (29.9)        (48.9)
     (Decrease)/increase in federal, state and foreign income taxes payable                       (12.4)           .4
     Gain on sale of real estate                                                                  (45.9)        (10.4)
     Other non cash items                                                                         (22.5)         43.6
-----------------------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                                        (54.8)         (4.3)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
-----------------------------------------------------------------------------------------------------------------------
     (Increase)/decrease in other assets                                                          (27.1)         26.1
     Additions to property, plant and equipment                                                   (70.7)        (95.6)
     Proceeds from sale of property, plant and equipment                                           92.8          22.0
-----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                         (5.0)        (47.5)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
-----------------------------------------------------------------------------------------------------------------------
     Net increase/(decrease) in short-term debt (maturities 90 days or less)                       93.1         (46.9)
     Short-term debt having (maturities over 90 days):
          Proceeds                                                                                 43.5          17.6
          Payments                                                                                (71.2)        (17.4)
     Proceeds from issuances of long-term debt                                                      -           268.2
     Repayments of long-term debt                                                                   -          (200.0)
     Cash dividends paid                                                                          (13.3)         (6.6)
     Proceeds from issuance of shares in connection with stock incentive plan                       5.8           -
     Purchase of treasury stock                                                                   (30.6)          -
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                     27.3          14.9
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                             2.2            .8
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                         (30.3)        (36.1)

Cash and cash equivalents at beginning of period                                                   68.0         105.0
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                        $37.7         $68.9
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 (Unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. In these statements intercompany accounts and transactions have been eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of FAS 133 should be delayed one year to fiscal years beginning after June 15, 2000. This delay, published as Financial Accounting Standards Board Statement No. 137, applies to quarterly and annual financial statements. The Company is currently evaluating the effect of FAS 133 on its reported financial results.

EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the Company's reported net earnings/(loss) is as follows (in millions except per share amounts):


                                                                       Weighted
                                                                       Average          Per Share
                                                    Earnings/(loss)     Shares            Amount
                                                    ---------------     ------            ------

QUARTER ENDED JUNE 28, 1998
Basic earnings per share                              $  12.1             44.4           $  .27
                                                      --------         --------          --------
                                                      --------         --------          --------

Diluted earnings per share                            $  12.1             44.6*          $  .27
                                                      --------         --------          --------
                                                      --------         --------          --------

QUARTER ENDED JUNE 27, 1999
Basic earnings per share                              $  14.8             44.2           $  .33
                                                      --------         --------          --------
                                                      --------         --------          --------

Diluted earnings per share                            $  14.8             44.2*          $  .33
                                                      --------         --------          --------
                                                      --------         --------          --------

SIX MONTHS ENDED JUNE 28, 1998
Basic loss per share                                  $  (5.3)            44.4           $ (.12)
                                                      --------         --------          --------
                                                      --------         --------          --------

Diluted loss per share                                $  (5.3)            44.4*          $ (.12)
                                                      --------         --------          --------
                                                      --------         --------          --------

SIX MONTHS ENDED JUNE 27, 1999
Basic loss per share                                  $ (16.0)            44.1           $ (.36)
                                                      --------         --------          --------
                                                      --------         --------          --------

Diluted loss per share                                $ (16.0)            44.1*          $ (.36)
                                                      --------         --------          --------
                                                      --------         --------          --------


* Stock options for shares of common stock were outstanding but not included in the calculations of diluted earnings/(loss) per share because the effects were anti-dilutive. In addition the effects of outstanding performance shares were not included since the performance criteria were not met. The stock options and performance shares not included in these calculations were as follows: (in millions)


                                                                        Stock          Performance
                                                                       options           shares
                                                                       -------           ------

QUARTER ENDED JUNE 28, 1998                                                2.9               .2
                                                                       -------           ------
                                                                       -------           ------
QUARTER ENDED JUNE 27, 1999                                                5.4               .3
                                                                       -------           ------
                                                                       -------           ------
SIX MONTHS ENDED JUNE 28, 1998                                             4.7               .2
                                                                       -------           ------
                                                                       -------           ------
SIX MONTHS ENDED JUNE 27, 1999                                             5.6               .3
                                                                       -------           ------
                                                                       -------           ------

COMPREHENSIVE INCOME

The Company's total of comprehensive income/(loss) was as follows (in millions):


                                                                                     Quarter Ended
                                                                                     -------------
                                                                           JUNE 28, 1998      JUNE 27,1999
                                                                           -------------      ------------

Net earnings                                                                 $    12.1         $    14.8

Other comprehensive income:
Currency translation adjustment                                                   (5.4)             (6.1)
Unrealized gain on available-for-sale securities, net-of-tax                       -                  .3
                                                                             ----------        ----------

Total comprehensive income/(loss)                                            $     6.7         $     9.0
                                                                             ----------        ----------
                                                                             ----------        ----------



                                                                                   Six Months Ended
                                                                                   ----------------
                                                                           JUNE 28, 1998      JUNE 27,1999
                                                                           -------------      ------------

Net loss                                                                     $    (5.3)        $   (16.0)

Other comprehensive income:
Currency translation adjustment                                                   (7.5)            (21.1)
Unrealized loss on available-for-sale securities, net-of-tax                       -                 (.3)
                                                                             ----------        ----------

Total comprehensive income/(loss)                                            $   (12.8)        $   (37.4)
                                                                             ----------        ----------
                                                                             ----------        ----------


SEGMENTS
The following is a summary of information related to the Company's segments (in millions):


                                                      Three Month Period Ended                 Six Month Period Ended
                                                  ---------------------------------      -----------------------------------
                                                       6/28/98             6/27/99            6/28/98               6/27/99
                                                       -------             -------            -------               -------
Net Sales to customers:

Americas Region                                         $281.9              $301.5             $493.7                $528.6
European Region                                          117.2               107.4              231.0                 193.9
Asia Pacific Region                                       65.6                77.9              130.6                 143.3
Global Operations                                            -                   -                  -                     -
Research and Development                                     -                   -                  -                     -
                                                  -------------      --------------      -------------      ----------------
  Subtotal of Segments                                   464.7               486.8              855.3                 865.8
Corporate                                                    -                   -                  -                     -
                                                  -------------      --------------      -------------      ----------------
   Total                                                $464.7              $486.8             $855.3                $865.8
                                                  -------------      --------------      -------------      ----------------
                                                  -------------      --------------      -------------      ----------------




Profit/(Loss) from operations:

Americas Region                                         $ 81.8              $ 91.9            $ 133.7               $ 149.8
European Region                                           12.4                19.6               26.8                  32.4
Asia Pacific Region                                       19.0                20.4               34.3                  34.2
Global Operations                                        (47.8)              (38.3)             (89.6)                (85.0)
Research and Development                                 (33.6)              (23.1)             (62.4)                (43.8)
                                                  -------------      --------------      -------------      ----------------
 Subtotal of Segments                                     31.8                70.5               42.8                  87.6
Corporate                                                (27.0)              (29.6)             (51.0)                (53.6)
                                                  -------------      --------------      -------------      ----------------
 Total                                                    $4.8               $40.9              ($8.2)                $34.0
                                                  -------------      --------------      -------------      ----------------
                                                  -------------      --------------      -------------      ----------------


RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million of which $17 million represented inventory write-offs, which were not individually material, that were recorded in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (the "1997 Program") were undertaken as the result of an assessment by management of the Company's infrastructure to strengthen the Company's competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of this program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve the Company's business processes to position it to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts its business globally.

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments: Americas - 16%, Europe - 24%, Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate group - 10%) are expected to leave the Company at various times before the end of 1999. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees who are expected to leave the Company by the end of 1999 (consisting of sales and marketing employees in the regional segments: Americas - 7%, Europe - 14%, Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate group - 1%). Approximately 1,980 of the 2,800 expected total terminations had occurred as of June 27, 1999. The cash payments related to this severance program will be paid over time and are expected to be completed by the end of 2000. Approximately $107 million of cash payments related to this program had been made as of June 27, 1999. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs related to the number of U.S. employees expected to terminate under this program and approximately $4 million related to pension enhancement costs incurred for certain non-U.S. employees expected to terminate under this program.

In the Americas, European, and Asia Pacific Regions, the major impact of the 1997 Program consists of reducing the number of employees associated with sales and marketing activities. The impact of this program in the European Region also consists of consolidating back office activities in a centralized location.

The impact of the 1997 Program in Global Operations consists of reducing the number of direct and indirect employees associated with the manufacture of instant film and, to a lesser degree, instant hardware along with employees required to procure goods and services, distribute finished products and employees at the Company's chemical manufacturing facility in Freetown, Massachusetts that the Company sold in February 1998.

The impact of the 1997 Program in Research and Development consists of reducing the number of employees associated with the research, engineering and development activities.

The 1997 Program affected the corporate overhead groups, which are not part of a segment, by reductions in the number of employees in corporate support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

In addition, the asset impairment portion of the 1997 restructuring and other charges amounted to $163 million and consisted of a write-down of the carrying value of the Company's underutilized New Bedford coating facility by $106 million to an independently determined fair value of $18 million and a write-off of the $22 million carrying value of unused battery manufacturing equipment that was not required to support anticipated production requirements. The Company also recognized a charge of $26 million related to the sale of its underutilized chemical manufacturing facility located in Freetown, Massachusetts that included a $22 million loss on the sale of the facility and $3 million in related exit costs for environmental liabilities and $1 million of severance liabilities. Additionally, these asset impairments included $13 million of other fixed asset write-downs, which were individually not material, related to assets that were no longer required primarily due to the consolidation of certain manufacturing operations.

In addition to the $3 million of exit costs relating to the Freetown facility, the balance of the 1997 restructuring and other charges consisted of $6 million of exit costs, primarily for lease and contract termination and other costs directly related to restructuring activities. The Company is pursuing several strategic options for future use of the New Bedford coating facility, including outright sale. The Company sold the Freetown chemical manufacturing facility in February 1998. Under the terms of the agreement to sell the Freetown chemical facility, the Company entered into a long-term supply agreement with the new owner to purchase certain specialty chemicals used to manufacture the Company's instant film. The assets included in the 1997 Program were primarily located in Global Operations.

The reserves established for the 1997 Program and related cash and non-cash charges to those reserves as of June 27, 1999 are as shown on the following page:

                          1997 RESTRUCTURING AND OTHER
                                 (In millions)



                                             PENSION
                                           ENHANCEMENT
                                               AND              ASSET         EXIT
                             SEVERANCE     CURTAILMENTS      IMPAIRMENTS      COSTS      TOTAL
                             ---------     ------------      -----------      -----      -----

1997:
-----
Restructuring
and Other                     $144.0*           $7.5            $162.5         $9.5**    $323.5

Reclassification
of Pension
Enhancements                    (1.6)            1.6                 -            -         0.0


Non-Cash
Charges                            -            (9.1)           (162.5)           -      (171.6)
                               -----           -----           -------          ---      -------

Ending Reserve
Balance                        142.4             0.0               0.0          9.5       151.9
                               -----           -----             -----          ---       -----
                               -----           -----             -----          ---       -----

1998:
-----
Restructuring
and Other                       47.4             2.6                 -            -        50.0

Reclassification
of Pension
Enhancement                     (2.4)            2.4                 -            -         0.0

Cash Charges                   (69.2)              -                 -         (7.1)      (76.3)

Non-Cash
Charges                            -            (5.0)                -            -        (5.0)
                               -----           -----             -----         ----        -----

Ending Reserve
Balance                        118.2             0.0               0.0          2.4       120.6
                               -----           -----             -----         ----       -----
                               -----           -----             -----         ----       -----

1999:
-----
Q1
--

Cash Charges                   (16.8)              -                 -            -       (16.8)
                               ------          -----             -----          ---       ------

Ending Reserve
Balance                        101.4             0.0               0.0          2.4       103.8
                               -----           -----             -----          ---       -----
                               -----           -----             -----          ---       -----

Q2
--
Cash Charges                   (20.7)              -                 -          (.2)      (20.9)
                               ------          -----             -----         -----     ------

Ending Reserve
Balance                        $80.7            $0.0              $0.0         $2.2       $82.9
                               -----           -----             -----         ----       -----
                               -----           -----             -----         ----       -----


* Includes approximately $1.5 million of termination costs related to the sale of the Company's Freetown, Massachusetts chemical manufacturing facility
** Primarily consisting of lease termination costs related to abandon facilities, contract settlement costs related to discontinued product lines and environmental remediation costs associated with the sale of the Freetown chemical facility.

LONG-TERM DEBT

In a public offering in February 1999, the Company issued 11 1/2 % Notes due 2006 (the "2006 Notes") in an aggregate principal amount of $275.0 million. The 2006 Notes were placed at par value. The net proceeds of $268.2 million from the sale of the 2006 Notes were used primarily for the payment of $200.0 million aggregate principal amount of the Company's 8% Notes due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. The indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; creating certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

OTHER

In fourth quarter of 1996, the Company sold its Helios medical diagnostic imaging equipment line to Sterling Dry Imaging Systems, Inc. ("SDIS"), a subsidiary of SDI Holding Corporation ("SDHI"), and acquired a minority interest in the buyer (i.e., SDIS) and its parent company (i.e., SDHI).

The Company's interest as of December 31, 1998 consisted of: (1) 14% of the common stock of SDHI with a book value of approximately $14 million; (2) preferred stock of SDIS with a book value of approximately $35 million; and (3) 111 shares of SDIS common stock valued at $.01 per share. These investments were made in cash and were carried at cost. The carrying value of these investments was initially supported by an independent third-party business valuation and was subsequently confirmed periodically by comparing SDHI's actual operating results, including SDIS, with SDHI's original and revised business plans.

In January 1999, Agfa-Gevaert N.V. ("AGFA") agreed to acquire SDHI, excluding SDIS which, under the acquisition agreement, would not be acquired by AGFA and which would be spun off to a liquidating trust, the proceeds of which would be distributed to the shareholders of SDHI. In the first quarter of 1999, the Company recorded a non-cash charge of $35 million to establish a reserve for the book value of its preferred stock investment in SDIS because it was probable based on the information available to the Company at that time that SDIS would not be viable as a stand-alone business and that the proceeds from the liquidation would not be sufficient to redeem the preferred stock. During the second quarter of 1999, AGFA completed its acquisition of SDHI, and the Company received cash proceeds of approximately $16 million in return for its investment in SDHI. The net gain of approximately $2 million on this transaction was recorded in other income and expense. Any future recovery of the Company's interest in SDHI upon liquidating SDHI's remaining assets is not expected to be material to the financial position or results of operations of the Company.

In a related transaction during the second quarter of 1999, the Company acquired certain assets of SDIS consisting of machinery and equipment and intellectual property in return for the Company's preferred and common stock in SDIS, forgiveness of approximately $2 million of amounts owed to the Company by SDIS and the Company's rights under certain supply and technology agreements with SDIS. The machinery and equipment and intellectual property acquired from SDIS were deemed to have no value by the Company. The Company recognized the cost of the forgiveness of approximately $2 million in amounts owed to it by SDIS in other income and expense. To replace the Company's supply agreement with SDIS and as a result of negotiations with AGFA, the Company has entered into a Helios media supply contract with AGFA who has agreed to assume SDIS' marketing and service responsibilities.

SUBSEQUENT EVENT

On August 3, 1999, the Company and Polaroid (U.K.) Limited, the Company's wholly owned subsidiary ("Polaroid UK"), entered into a new loan agreement with Deutsche Bank A.G. and ABN AMRO Bank NV totaling 72.5 million EUROS which refinanced most of the Company's existing short-term lines of credit with these banks. Borrowings under this facility bear an interest rate of approximately 25 basis points higher than that paid under the Company's
$350 million Amended Credit Agreement. The facility is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted lenders under this facility a security interest in certain inventories and receivables. In addition, the Company has guaranteed the obligations of Polaroid UK under the new facility.

LEGAL PROCEEDINGS

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.

INDEPENDENT AUDITORS' REPORT

The June 28, 1998 and June 27, 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of June 27, 1999 and the related condensed consolidated statements of earnings for the three and six month periods ended June 28, 1998 and June 27, 1999, and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1998, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 1999, except for Note 8 to which the date is February 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   KPMG LLP




Boston, Massachusetts
July 13, 1999

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all countries in North and South America. The European Region includes all of the countries of the European continent, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, China, Australia and the rest of Asia. These three regions consist of sales and marketing operations. Global Operations includes worldwide activities associated with manufacturing, distribution, logistics, new product manufacturing development and inventory management. Research and Development is comprised of corporate research and engineering activities.

Additionally, the Company has one category called Corporate, which is not a segment. This category includes central marketing, general and administrative costs and certain other corporate costs, including worldwide restructuring and other charges.

The Company evaluates the performance of its segments primarily based on profit/(loss) from operations with recognition of assets employed. For the regional sales and marketing segments, profit/(loss) from operations is based on standard product costs excluding inter-company margins and therefore reflects a contribution to worldwide Company profits related to segment third party sales. Non-standard manufacturing costs are reported as incurred in the Global Operations segment along with new product manufacturing development costs and regional warehousing and distribution costs. The Research and Development segment is also reported on an as-incurred cost basis.

The Company uses quantitative terms to explain changes in instant film sales unit volumes. The table below quantifies the use of these terms:


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


SECOND QUARTER RESULTS

Sales
-----

Worldwide net sales to customers for the second quarter of 1999 were $487 million, a 5% increase compared with worldwide net sales of $465 million in the second quarter of 1998. The principal reason for this increase was the sales of new products. To a lesser degree, revenues in 1999 benefited from higher instant film sales, which were depressed in the same quarter in 1998 due to the Company's dealer inventory adjustment initiative. These sales increases were offset, in part, by declines in revenues from the Company's non-core businesses. The Company's non-core businesses consist of primarily Graphics, Sunglasses, Polarizer and Holography ("non-core businesses"). On a unit basis, worldwide shipments of instant cameras totaled 1.7 million in the second quarter of 1999 compared with 1.1 million in the second quarter of 1998. Nearly all of this increase came from new products. Worldwide unit shipments to customers of instant film increased by low double digits in the second quarter of 1999 compared with the second quarter of 1998.

Sales in the Americas Region increased 7% to $302 million during the second quarter of 1999 from $282 million in the second quarter of 1998. (These regional segment totals include sales in the United States of $267 million in 1999 and $245 million in 1998.) The Americas Region increase was due primarily to higher instant film sales, which were depressed, in the same quarter in 1998 due to the Company's dealer inventory adjustment initiative. In addition, the Company also achieved sales increases in other core products, which consist primarily of digital hardware, conventional film, videotapes, and unique ID products, excluding instant film ("other core"), as well as from new products and instant cameras. However, these sales increases were offset, in part, by reductions in revenues in the non-core businesses.

On a unit basis in the Americas Region, shipments to customers of instant cameras increased 9%, while shipments to customers of instant film increased by low double digits in the second quarter of 1999 compared with the same period of 1998. In addition, at the United States retail level, the Company estimates that the unit volume of integral film in the second quarter of 1999 decreased by high single digits, while instant cameras increased by low double digits compared with the second quarter of 1998.

Sales in the European Region decreased 8% to $107 million for the second quarter of 1999 compared with $117 million in the same period of 1998. The decrease was due to lower revenues from instant film, instant cameras, other core products and the impact of a stronger U.S. dollar. On a unit basis, shipments to customers of instant cameras increased 5%, while shipments of instant film to customers increased by low double digits in the second quarter of 1999 compared with the second quarter of 1998. This increase in film shipments was primarily due to film supplied to two identification programs associated with national elections. These unit increases did not translate into revenue increases because of the impact of product mix.

Sales in the Asia Pacific Region increased 18% to $78 million for the second quarter of 1999 from $66 million in the second quarter of 1998. This sales increase was primarily due to sales of new products in Japan. Sales in 1999 also benefited from the impact of a weaker U.S. dollar, but this was offset by lower instant film sales (other than new products). On a unit basis, shipments of instant cameras increased over 200% while shipments to customers of instant film increased by low double digits. Both of these increases were driven by sales of new products.


Profit/(Loss)
-------------

In the second quarter of 1999, the Company generated an operating profit of $41 million compared with operating profit of $5 million in the second quarter of 1998. The 1998 operating profit totaled $15 million before the establishment of a $10 million reserve for doubtful receivables in Russia which was prompted by economic turmoil in that country.

The increase of $26 million, excluding the Russian reserve,($41 million vs. $15 million) was due primarily to lower overhead expenses in most areas of the Company, and, to a lesser degree, the margin generated by sales of new products. These increases in operating profits were offset, in part, by a decline in most of the Company's non-core businesses.

Profit from operations in the Americas Region was $92 million in the second quarter of 1999 compared with $82 million in the second quarter of 1998. This increase was due to lower overhead expenses and the margin earned on higher film sales, offset in part by the impact of a stronger U.S. Dollar.

Profit from operations in the European Region was $20 million in the second quarter of 1999 compared with $12 million in the second quarter of 1998. This increase was due to lower overhead spending in the region and the absence of the $10 million reserve recorded in the Russian operation in 1998. These reduced expenses were offset, in part, by the margin impact of lower instant film sales and lower revenues from other core products.

Profit from operations in the Asia Pacific Region increased to $20 million in the second quarter of 1999 compared with $19 million in the same period of 1998. The margin from the sales of new products in the quarter was largely offset by the impact of lower instant film sales (other than new products).

Global Operations costs were $38 million in the second quarter of 1999 compared with $48 million in the second quarter of 1998. This improvement was due to several factors, especially enhanced efficiencies associated with the manufacturing of the Company's products.

Research and Development costs were $23 million in the second quarter of 1999 compared with $34 million in the second quarter of 1998. This reduction reflects a restructuring of the segment and a focusing of the Company's research and development efforts.

Corporate costs were $30 million in the second quarter of 1999 compared with $27 million in the same quarter last year.

The net of other income and other expense for the second quarter of 1999 was income of $1 million. In the second quarter of 1998, this net of other income and other expense was income of $27 million which included a gain from the sale of real estate of $26 million.

Interest expense was $19 million and $13 million in the second quarter of 1999 and 1998, respectively. The increase in 1999 was primarily due to higher levels of debt and, to a lesser degree, higher interest rates on the debt.

The effective tax rate was 35% for both the second quarter of 1999 and 1998.

Net earnings were $15 million in the second quarter of 1999 or $.33 basic earnings per common share. This compares with net earnings of $12 million in the second quarter of 1998, or $.27 basic earnings per common share. Diluted earnings per common share were the same as the basic earning per common share in both periods.


SIX MONTH REVIEW

Sales
-----

Worldwide net sales to customers for the first half of 1999 increased 1% to $866 million, from $855 million in the first half of 1998. The principal reason for this increase was the sales of new products. The increase in revenues was offset, in large part, by lower sales of other core products and instant film, which was unfavorably affected by product mix. On a unit basis, worldwide shipments of instant cameras led by new products, totaled 2.9 million in the first half of 1999 compared with 2.0 million in the first half of 1998. Worldwide unit shipments to customers of instant film increased by high single digits in the first half of 1999 compared with the first half of 1998.

Sales in the Americas Region increased 7% to $529 million during the first half of 1999 from $494 million in the first half of 1998. (These regional totals include sales in the United States of $465 million in 1999 and $425 million in 1998.) The Americas Region increase was primarily due to higher instant film sales, which were depressed in the same period in 1998 due to the Company's dealer inventory adjustment initiative, and sales of new products.

On a unit basis in the Americas Region, shipments to customers of instant cameras increased 11%, while shipments to customers of instant film increased by high single digits in the first half of 1999 compared with the same period of 1998. In addition, at the United States retail level, the Company estimates that the unit volume of integral film decreased by high single digits, while instant cameras increased by low double digits compared with the first half of 1998.

Sales in the European Region decreased 16% to $194 million for the first half of 1999 compared with $231 million in the same period of 1998. This decrease was primarily due to lower instant film sales which included the effect of unfavorable product mix. To a lesser degree, sales were adversely affected by declines in revenue from other core products and instant cameras. On a unit basis, shipments to customers of instant cameras decreased 15% while shipments to customers of instant film decreased by low single digits in the first half of 1999 compared with the first half of 1998.

Sales in the Asia Pacific Region increased 10% to $143 million in the first half of 1999 from $130 million in the first half of 1998. The sales increase was primarily due to the sales of new products in Japan, and to a lesser degree, a weaker U.S. dollar. These favorable factors were offset, in part, by lower sales of instant film in the region (excluding new products) and lower revenues earned on other core products. On a unit basis, including new products, shipments to customers of instant cameras increased over 200% and shipments to customers of instant film increased by high single digits.


Profit/(Loss)
-------------

In the first half of 1999, the Company generated an operating profit of $34 million compared with an operating loss of $8 million in the first half of 1998. This improvement reflected lower overhead expenses, including the absence of $10 million 1998 reserve for Russian receivables. The Company also benefited, to a lesser degree, from the profit on the sales of new products. These increases in profit were offset, in part, by higher costs of products sold.

Profit from operations in the Americas Region increased 12% to $150 million in the first half of 1999 compared with $134 million in the first half of 1998. This increase was due to the margin impact of higher instant film sales and, to a lesser degree, lower overhead expenses.

Profit from operations in the European Region increased 19% to $32 million in the first half of 1999 from $27 million in the first half of 1998. The increase was driven by lower overhead expenses in the region and the absence of the $10 million Russian reserve recorded in 1998. These lower overhead expenses were offset, in part, by the adverse margin impact of lower instant film sales (other than new products).

The profit from operations in the Asia/Pacific region totaled $34 million in both the first half of 1999 and 1998. Profits from the sales of new products were largely offset by the margin impact of lower instant film sales (other than new products).

Global Operations costs declined 4% to $85 million in the first half of 1999 from $89 million in the first half of 1998. The decrease was due to several factors, especially enhanced efficiencies associated with the manufacturing of the Company's products.

Research and Development costs decreased 29% to $44 million in the first half of 1999 from $62 million in the first half of 1998. This reduction reflects a restructuring of this segment and a focusing of the Company's research and development efforts.


Corporate costs were $54 million in the first half of 1999 compared with $51 million during the same period in 1998.

The net of other income and other expense for the first six months of 1999 was an expense of $22 million compared with income of $26 million during the same period in 1998. In 1999, net other expense included a non-cash charge of $35 million to establish a reserve for the Company's preferred stock investment in Sterling Dry Imaging Systems, Inc. ("SDIS"). The 1999 net other expense also included a gain on the sale of excess real estate totaling $11 million. In the first six months of 1998, the net of other income and other expense included a $26 million gain on the sale of real estate.

Interest expense was $37 million and $26 million in the first six months of 1999 and 1998, respectively. The increase in 1999 was primarily due to higher levels of debt and, to a lesser degree, higher interest rates.

The effective tax rate was 35% for both the first half of 1999 and 1998.

For the first half of 1999, the net loss was $16 million, or $.36 basic loss per common share. This compares with a net loss of $5 million, of $.12 basic loss per common share for the first half of 1998. The diluted loss per common share was the same as the basic loss per common share in the first half of 1999 and 1998.

RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million of which $17 million represented inventory write-offs, which were not individually material, that were recorded in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (the "1997 Program") were undertaken as the result of an assessment by management of the Company's infrastructure to strengthen the Company's competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of this program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve the Company's business processes to position it to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts its business globally.

Approximately $150 million of the charges recorded in 1997 for the 1997
Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments: Americas - 16%, Europe - 24%, Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate group - 10%) are expected to leave the Company at various times before the end of 1999. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees who are expected to leave the Company by the end of 1999 (consisting of sales and marketing employees in the regional segments: Americas - 7%, Europe - 14%, Asia Pacific - 3%; primarily manufacturing employees in Global Operations -
65%; research and engineering employees in Research and Development - 10%;
and administrative employees in the non-segment Corporate group - 1%). Approximately 1,980 of the 2,800 expected total terminations had occurred as of June 27, 1999. The cash payments related to this severance program will be paid over time and are expected to be completed by the end of 2000. Approximately $107 million of cash payments related to this program had been made as of June 27, 1999. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs related to the number of U.S. employees expected to terminate under this program and approximately $4 million related to pension enhancement costs incurred for certain non-U.S. employees expected to terminate under this program.

In the Americas, European, and Asia Pacific Regions, the major impact of the 1997 Program consists of reducing the number of employees associated with sales and marketing activities. The impact of this program in the European Region also consists of consolidating back office activities in a centralized location.

The impact of the 1997 Program in Global Operations consists of reducing the number of direct and indirect employees associated with the manufacture of instant film and, to a lesser degree, instant hardware along with employees required to procure goods and services, distribute finished products and employees at the Company's chemical manufacturing facility in Freetown, Massachusetts that the Company sold in February 1998.

The impact of the 1997 Program in Research and Development consists of reducing the number of employees associated with the research, engineering and development activities.

The 1997 Program affected the corporate overhead groups, which are not part of a segment, by reductions in the number of employees in corporate support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

In addition, the asset impairment portion of the 1997 restructuring and other charges amounted to $163 million and consisted of a write-down of the carrying value of the Company's underutilized New Bedford coating facility by $106 million to an independently determined fair value of $18 million and a write-off of the $22 million carrying value of unused battery manufacturing equipment that was not required to support anticipated production requirements. The Company also recognized a charge of $26 million related to the sale of its underutilized chemical manufacturing facility located in Freetown, Massachusetts that included a $22 million loss on the sale of the facility and $3 million in related exit costs for environmental liabilities and $1 million of severance liabilities. Additionally, these asset impairments included $13 million of other fixed asset write-downs, which were individually not material, related to assets that were no longer required primarily due to the consolidation of certain manufacturing operations.

In addition to the $3 million of exit costs relating to the Freetown facility, the balance of the 1997 restructuring and other charges consisted of $6 million of exit costs, primarily for lease and contract termination and other costs directly related to restructuring activities. The Company is pursuing several strategic options for future use of the New Bedford coating facility, including outright sale. The Company sold the Freetown chemical manufacturing facility in February 1998. Under the terms of the agreement to sell the Freetown chemical facility, the Company entered into a long-term supply agreement with the new owner to purchase certain specialty chemicals used to manufacture the Company's instant film. The assets included in the 1997 program were primarily located in Global Operations.

Under the 1997 Program, the Company realized benefits of approximately $55 million in 1998 and expects an additional benefit of approximately $60 million in 1999 and a further benefit of approximately $25 million in 2000 bringing the estimated total benefit from the Program to approximately $140 million on an annualized basis in 2000 when the benefits are expected to be fully realized.




FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1999, the Company's cash and cash equivalents was $69 million, compared with $105 million at December 31, 1998. The primary sources of cash in the first half of 1999 were cash flows provided by financing activities and the sale of real estate and other investments. Working capital increased to $418 million at June 27, 1999 from $360 million at December 31, 1998. This net increase was due to several factors including lower payables and accruals, lower short-term debt and higher prepaid expenses, offset, in part, by lower cash, receivables and inventories.

In the first half of 1999, capital spending totaled $96 million and depreciation expense was $49 million. This compares with capital expenditures of $71 million and depreciation expense of $53 million during the first half of 1998. The increase in capital spending was primarily related to spending associated with the Company's new enterprise-wide software system and new products. Capital spending in both years also included a combination of other on-going capital programs and the Company's efforts to consolidate real estate.

During the first half of 1999, the Company also expended approximately $38 million to make payments relating to the 1997 involuntary severance program portion of the December 1997 restructuring (including the extension of this program in 1998) and $7 million to pay dividends to common stockholders.

In the first half of 1999, the Company sold certain assets primarily consisting of real estate and other investments, which resulted in cash proceeds of approximately $51 million.

The Company has three sources of debt financing: short-term lines of credit; the Amended Credit Agreement (as defined below); and the Company's outstanding 6 3/4% Notes due 2002, 7 1/4% Notes due 2007 and 11 1/2% Notes due 2006 (the "2006 Notes").

At June 27, 1999, the Company had outstanding $280 million in short-term debt. This was comprised of $225 million of borrowings under the Company's Amended Credit Agreement and $55 million borrowed under the Company's short-term lines of credit.

In December 1998, the Company entered into an amendment to its existing $350 million Credit Agreement and amended that agreement effective March 31, 1999. The amended Credit Agreement (the "Amended Credit Agreement") provides for loans up to $350 million will expire on December 31, 2001 and will be available on a revolving basis prior to its expiration. In connection with the Amended Credit Agreement, the Company entered into a collateral agreement and certain related documents that granted the lenders under the Amended Credit Agreement a first security interest in certain of the Company's domestic inventories and accounts receivable. This security will be released if the Company's credit rating is BBB- or higher by Standard & Poor's ("S&P") and Baa3 or higher by Moody's Investor's Services, Inc. ("Moody's").

The Amended Credit Agreement restricts, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the issuance of the 2006 Notes; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate, sell or transfer all or substantially all of the Company's assets, subject to certain conditions; and to enter into certain transactions with affiliates. Certain of these covenants were made somewhat more restrictive by Amendment No. 1 to the Amended Credit Agreement by incorporating certain provisions of the covenants in the Indenture (as defined below).

The Amended Credit Agreement also requires the Company to maintain financial ratios relating to the maximum level of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum interest coverage. In addition, the Amended Credit Agreement affords the lenders the right to incorporate covenants given to holders of notes or other securities of the Company which, in their judgement, are more restrictive. The lenders exercised this right to incorporate certain covenants included in the 2006 Notes in Amendment No. 1 to the Amended Credit Agreement.

The Amended Credit Agreement restricts the Company's ability to pay dividends and repurchase stock. This agreement limits the payment of dividends and repurchase of the Company's common stock to $3.75 million per quarter in excess of the value of ESOP shares issued and proceeds from the exercise of stock options on a cumulative basis. Since the Company issues ESOP shares to all qualified United States employees as part of their compensation, this amount is expected to total approximately $14 million per annum. As a result, the Company believes it is unlikely that this limitation will prevent it from continuing the current dividend payment of $.60 per share, per annum. In addition, the Indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), also includes restrictions on dividends which the Company considers to be less restrictive than those contained in the Amended Credit Agreement.

Funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either the prime rate of Morgan Guaranty Trust Company ("Prime") plus a margin or LIBOR on Euro-dollar loans ("Euro-dollar loans"), plus a margin. The margin ranges from 0.085% to 2.0% for Prime-based loans and from 0.275% to 3.0% for Euro-dollar loans, based on the Company's credit ratings. In addition, the Company pays the lenders a commitment fee on unused commitments ranging from 0% to 0.025% on an annual basis, depending on the Company's credit rating, and a fee to the administrative agent.

At June 27, 1999 the Company and several of its subsidiaries had short-term lines of credit with a number of commercial banks that totaled $98 million in maximum commitments, of which $55 million was outstanding. One of these lines of credit, for a maximum amount of 115 million Deutsche Marks (or approximately $61 million at June 27, 1999), is on a committed basis with Deutsche Bank A.G., Amsterdam, the Dutch branch of Deutsche Bank A.G. A total of $18 million was outstanding under this agreement at June 27, 1999. The interest rate on this facility is LIBOR plus 2.0%. On August 3, 1999, the Company and Polaroid UK entered into a new loan agreement with Deutsche Bank A.G. and ABN AMRO Bank NV totaling 72.5 million EUROS which refinanced most of the Company's existing short-term lines of credit with these banks. Borrowings under this facility bear an interest rate of approximately 25 basis points higher than that paid under the Company's Amended Credit Agreement. The facility is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted lenders under this facility a security interest in certain inventories and receivables. In addition, the Company has guaranteed the obligations of Polaroid UK under the new facility.

At June 27, 1999, the Company had, in addition to the $125 million under the Amended Credit Agreement, $43 million available in overseas lines of credit to support international operations.

In February 1999, the Company issued in a public offering, the 2006 Notes in an aggregate principal amount of $275 million. The 2006 Notes were placed at par value. The net proceeds of $268 million from the sale of the 2006 Notes were used primarily for the payment of $200 million aggregate principal amount of the Company's 8% Notes that were due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. Since the Company refinanced the 8% Notes, the principal amount of these notes at December 31, 1998 was classified as a long-term note payable. The Indenture contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; creating certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company. The Company's cost of borrowing is dependent, in part, upon the Company's corporate long-term debt credit ratings. Currently, the Company's long-term debt is rated BB- by S&P, Ba3 by Moody's and BB by Duff & Phelps Credit Ratings Co.'s, ("D&P"). In late 1998, S&P lowered its long-term debt rating from BBB- to BB- with a negative outlook. Also in late 1998, D&P's lowered its long-term debt ratings from BBB to BB. In early 1999, Moody's lowered its long-term debt rating from Baa3 to Ba3 with a negative outlook.

In October 1997, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's common stock over three years. During the first half of 1999, the Company did not repurchase any of its common stock. As of June 27, 1999, approximately 2.8 million shares remain to be purchased under the current program. Given the restricted payment covenants contained in the Amended Credit Agreement and in the Indenture, it is unlikely that the Company will complete this repurchase plan within the program's three-year period. If the Company were to repurchase its common stock, its policy is to make these repurchases on the open market, in privately negotiated transactions or otherwise which may include transactions with Polaroid retirement plans, including the employee stock ownership portion of the Polaroid Retirement Savings Plan. The timing and amounts of future purchases under this program will depend upon many factors, including market conditions, and the Company's business and financial condition, and are limited by the terms of the Amended Credit Agreement and the Indenture.

In fourth quarter of 1996, the Company sold its Helios medical diagnostic imaging equipment line to Sterling Dry Imaging Systems, Inc. ("SDIS"), a subsidiary of SDI Holding Corporation ("SDHI"), and acquired a minority interest in the buyer (i.e., SDIS) and its parent company (i.e., SDHI).

The Company's interest as of December 31, 1998 consisted of: (1) 14% of the common stock of SDHI with a book value of approximately $14 million; (2) preferred stock of SDIS with a book value of approximately $35 million; and (3) 111 shares of SDIS common stock valued at $.01 per share. These investments were made in cash and were carried at cost. The carrying value of these investments was initially supported by an independent third-party business valuation and was subsequently confirmed periodically by comparing SDHI's actual operating results, including SDIS, with SDHI's original and revised business plans.

In January 1999, Agfa-Gevaert N.V. ("AGFA") agreed to acquire SDHI, excluding SDIS which, under the acquisition agreement, would not be acquired by AGFA and which would be spun off to a liquidating trust, the proceeds of which would be distributed to the shareholders of SDHI. In the first quarter of 1999, the Company recorded a non-cash charge of $35 million to establish a reserve for the book value of its preferred stock investment in SDIS because it was probable based on the information available to the Company at that time that SDIS would not be viable as a stand-alone business and that the proceeds from the liquidation would not be sufficient to redeem the preferred stock. During the second quarter of 1999, AGFA completed its acquisition of SDHI, and the Company received cash proceeds of approximately $16 million in return for its investment in SDHI. The net gain of approximately $2 million on this transaction was recorded in other income and expense. Any future recovery of the Company's interest in SDHI upon liquidating SDHI's remaining assets is not expected to be material to the financial position or results of operations of the Company.

In a related transaction during the second quarter of 1999, the Company acquired certain assets of SDIS consisting of machinery and equipment and intellectual property in return for the Company's preferred and common stock in SDIS, forgiveness of approximately $2 million of amounts owed to the Company by SDIS and the Company's rights under certain supply and technology agreements with SDIS. The machinery and equipment and intellectual property acquired from SDIS were deemed to have no value by the Company. The Company recognized the cost of the forgiveness of approximately $2 million in amounts owed to it by SDIS in other income and expense. To replace the Company's supply agreement with SDIS and as a result of negotiations with AGFA, the

Company has entered into a Helios media supply contract with AGFA who has agreed to assume SDIS' marketing and service responsibilities.

The Company believes that the availability of funds under the Amended Credit Agreement, funds generated from operations and additional debt capacity will be adequate for at least the next twelve months to meet working capital needs, to fund spending for growth and maintenance of existing operations and to make severance payments associated with the 1997 program.

FOREIGN CURRENCY EXCHANGE

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract currency exchange movement is primarily dependent on pricing in local markets.

To minimize the adverse impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company engages in nonfunctional currency-denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency-denominated net monetary asset position and the relative strength of the functional currencies compared to the nonfunctional currencies. These borrowings create nonfunctional currency-denominated liabilities that hedge the Company's nonfunctional currency-denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency-denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency-denominated borrowings are recognized in earnings as incurred. At June 27, 1999, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $55 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is re-instituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. At June 27, 1999, the aggregate notional value of the Company's outstanding short-term foreign exchange swap contracts was $50 million.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase foreign currency call options. The term of these call options typically does not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options, which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At June 27, 1999, option contracts with a notional value of $133 million were outstanding, all of which expire in 1999.

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

IMPACT OF INFLATION

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on the Company's earnings has been material.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available for sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of FAS 133 should be delayed one year to fiscal years beginning after June 15, 2000. This delay, published as Financial Accounting Standard Board Statement No 137, applies to quarterly and annual financial statements. The Company is currently evaluating the effect of FAS 133 on its reported financial results.

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

The first major area comprises the business information systems that support the collection, processing and management of the Company's many internal data and recording needs, including those regarding order entry and billing, accounts receivable, accounts payable, product, customer and employee information, general ledger entries and related accounting functions, among others (collectively "Business Applications"). The Year 2000 Committee has completed the assessment phase for the Business Applications area. As of June 27, 1999, the Company had remediated, tested and placed into production approximately 84% of the Business Applications. The remaining implementation of the new enterprise-wide software system will replace approximately an additional 11% of the Business Applications. The Year 2000 Committee is forecasting based on current information, completion of the entire Business Applications area during the third quarter of 1999.

The second major area is the Company's extensive computer hardware and software systems, including hardware platforms, telecommunications equipment and scientific and engineering applications and the networking of these systems throughout the Company's factories and offices (collectively, "IT Infrastructure"). The Year 2000 Committee completed the assessment phase of the IT Infrastructure and, as of June 27, 1999 had remediated, tested and placed into production approximately 96% of the IT Infrastructure area. The Company expects that the remaining portions will be completed during the third quarter of 1999.

The third major area is the embedded chips and related systems that enable the Company to manufacture products and track and control certain inventory (collectively, "Shop Floor"). The Year 2000 Committee has completed the assessment phase of the Shop Floor systems and as of June 27, 1999 had completed approximately 71% of the Shop Floor remediation. The Year 2000 Committee's remediation efforts are complicated by the high degree to which Shop Floor applications are customized for the Company's manufacturing systems and the need to accommodate ongoing production schedules. Based on current information, the Year 2000 Committee believes that the remediation and testing phases of the Shop Floor area will be completed in the third quarter of 1999.

The fourth major area is the Company's physical plant, including the security, heating and ventilation of factories and other buildings (collectively, "Facilities"). The Year 2000 Committee has completed the assessment phase of the Facilities area and, as of June 27, 1999, had certified 98% of this area as compliant. Based on current information, the Year 2000 Committee expects that remediation and testing of the Facilities area will be completed in the third quarter of 1999.

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

The sixth major area is the Company's material relationships and transactions with third parties, including the ability of suppliers to provide materials and services to the Company and the ability of customers to order and pay for products from the Company (collectively, "Third Parties"). The Year 2000 Committee has completed the assessment phase of the Third Parties area. The Company has identified the most critical of the Company's Third Parties relationships, has communicated with these companies to address their state of readiness, is identifying potential alternative vendors and has developed and executed contingency plans on a supplier by supplier basis. Based on current information, the Year 2000 Committee is forecasting the completion of all phases of the Third Parties area, including the possible replacement of existing vendors, by the end of the third quarter of 1999.

The Year 2000 Committee has developed contingency plans to address the most reasonably likely worst case scenario resulting from Year 2000 problems. Contingency plans were established to ensure the completion of critical remediation projects. Some aspects of these plans were executed to deliver the status described above. Other contingency plans address the continuation of business in the event of problems in 2000. Some of these business continuation plans have already been executed, others may be executed later in 1999 or only in the event of an actual problem in 2000. For example, the Company has decided to order an additional one-month's supply of critical raw materials and to convert these materials into work-in-process inventory between September and December 1999. Also, the Company is planning to establish a Y2K command center in October 1999 and continue to operate it into 2000 until it is no longer necessary. Its mission will be to serve as a hotline for reporting problems and a central area for deploying resources to remediate problems.

The Year 2000 Committee has forecasted that the total cost of completing its Year 2000 project to be approximately $20 million to $25 million. The total projected amount of $20 million to $25 million includes internal staff costs associated with the Year 2000 project but does not include the estimated costs of the Company's new enterprise-wide software system or a forecast of the total cost for contingency plans for each of the six major areas. The Company has spent approximately $15 million of the projected total as of June 27, 1999. The Company expects to fund the cost of the Year 2000 project from general corporate funds.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Many statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") including the description of our business strategy, are forward-looking.

These statements may be identified by the use of forward-looking words or phrases such as "believe", expect", "anticipate", "should", "plan", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as the result of a wide variety of factors, which include but are not limited to those set forth below. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission.


Ability to implement business strategy
--------------------------------------

The Company has implemented a business strategy to revitalize its instant imaging business which calls for, among other steps, the introduction of between 20 and 25 new products each year, the expansion of certain profitable businesses, and the continued reduction of costs and the improvement of operating efficiencies from its restructurings. As part of this strategy, the Company is promoting new uses of, and new markets for, its products and technology and is targeting new demographic segments, such as children, teens and young adults, through product innovations and marketing campaigns. There can be no assurance that the Company will be able to effectively implement this strategy. If this strategy is not successful, the Company's business and results of operations could be negatively impacted. Similarly, a decline in retail demand could have a material adverse effect on the Company's business and financial results.

Net losses
----------

While the Company was profitable in the second quarter of 1999, it has experienced net losses for four of the last five fiscal years. These losses have been primarily due to the cost of restructurings, dealers' reduction in their inventories of the Company's products, the deterioration of economic conditions in the emerging markets in which the Company operates and lower than expected performance in its non-core businesses. If the Company continues to experience net losses, it may be required to find additional sources of financing to fund operating deficits, implement its business strategy and meet anticipated capital expenditures, research and development costs and financing commitments. There can be no assurance that if the Company needs to obtain such financing, that it will find it on acceptable terms or that it would be permitted under the Indenture or the Amended Credit Agreement.

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


Restrictions imposed by the company's debt and financial flexibility
--------------------------------------------------------------------

The Company has financial and other restrictive covenants in the Company's debt instruments including restrictions in the event of a change in control. Failure to comply with these covenants could result in an event of default under the Amended Credit Agreement, the Indenture, and certain of the agreements governing short-term debt. If such default is not cured or waived, it could have a material adverse effect on the Company.

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


Failure to reduce cycle time
----------------------------

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

Highly competitive markets
--------------------------

The timing and introduction of new products by the Company's competitors could have a material negative impact upon the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced selected new competitive products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, and others. Many of the Company's competitors are larger and have greater financial and other resources. There can be no assurance that the Company will be able to compete successfully and its failure to do so could have a material adverse effect on its business and financial results.


Customer concentration
----------------------

One customer, Wal-Mart Stores, Inc., comprises over 10% of the Company's net sales. Net sales to Wal-Mart totaled 11.9%, 12.5%, and 13.0% of the Company's annual net sales in 1996, 1997 and 1998 respectively. [There has been no major change in the importance of this customer during the second quarter of 1999.]


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


Raw materials and supplies
--------------------------

The Company is affected by the price and availability of several raw materials and supplies, such as chemicals, polyester film base, specialty paper, and electronic components that the Company uses to manufacture its products. The Company therefore could be adversely affected by its inability to obtain these raw materials and supplies on favorable terms, and, in particular, by an increase in the costs of such raw materials and supplies if the Company is unable to pass along such price increases to its customers.

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

Impact of the year 2000 problem
-------------------------------

The failure of the Company and its material third party vendors and suppliers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. While recognizing the risks involved, the Company believes that the steps that the Year 2000 Committee has taken and is expected to take will significantly reduce the Company's exposure to the Year 2000 problem. The Year 2000 problem has certain inherent risks that are difficult to measure, including the Company's ability to test all material systems in a timely fashion and the readiness of third party vendors and suppliers. There can be no assurance that the Company will foresee all Year 2000 problems or correct them on a timely basis.


ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in several lawsuits, the unfavorable disposition of which may have a material adverse effect on the financial condition or operating results of the Company.

Potentially material are three suits against the Company and certain of its officers by individuals claiming to have purchased stock in the Company and purporting to represent a class of its shareholders in actions alleging violations of the Federal Securities Law regarding the public disclosure of information about the Company's business during a time period between April 16, 1997 and August 28, 1998. The initial suit, SCHREIBER V. POLAROID CORPORATION, GARY DICAMILLO AND WILLIAM J. O'NEILL, JR. was filed in United States District Court for the District of Massachusetts on June 8, 1999. Additional suits making essentially the same allegations have been filed, but not yet served upon the defendants. The Company believes the suits to be without merit and intends to defend them vigorously.

A declaratory judgment action was filed by the Company against the successor to the former trustee of the Polaroid Stock Equity Plan, NationsBank, NA, and its insurer, American Casualty Company. The amended complaint in the action, POLAROID CORPORATION V. NATIONSBANK, NA., A SUCCESSOR TO NATIONSBANK OF GEORGIA, NA., AND AMERICAN CASUALTY COMPANY OF READING, PENNSYLVANIA, was filed in the United States District Court for the District of Massachusetts on June 21, 1999. The former trustee and its insurer both indicated it would seek indemnification for costs incurred in this action by the Company. The Company has requested the court to rule that the Company is not liable under an indemnity provision of the Trust Agreement between the Company and the former trustee for attorney fees incurred by the declaratory defendants in defending claims by the United States Department of Labor that NationsBank breached its fiduciary duty as trustee, or for the resulting settlement amounts paid by the defendants.

On June 23, 1999 Polaroid received Notice of Service of Process in a patent infringement action filed against Polaroid Corp. and many others by the Lemelson Medical, Education and Research Foundation alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The Company believes the suit to be without merit and intends to defend it vigorously.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of June 27, 1999 was $1 million. The Company currently estimates that the majority of the $1 million amount reserved for environmental liabilities on June 27, 1999 will be payable over the next two to three years. The Company's analysis of data that underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts, as management believes appropriate from time to time as circumstances warrant.

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

(c) Not applicable.
(d) Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the second quarter of 1999.



ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (LOUISE)

(a)      Exhibits:

         (10.1) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and John Jenkins.

         (10.2) Change in Control Severance Agreement dated as of April 25, 1997 between Polaroid Corporation and Paul E. Lambert.

         (10.3) Change in Control Severance Agreement dated as of April 7, 1999 between Polaroid Corporation and Neal G. Goldman.

         (10.4) Change in Control Severance Agreement dated as of April 7, 1999 between Polaroid Corporation and Harvey M. Greenberg.

          (12)    Ratio of Earnings to Fixed Charges.

          (15) Letter from KPMG LLP re: unaudited interim financial information.

          (27)    Financial Data Schedule.



(b)      Reports on Form 8-K:

During the second quarter of 1999, the Company did not file any current reports on Form 8-K.

                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    POLAROID CORPORATION
                                    ----------------------------------
                                    (Registrant)





                                  /s/ JUDITH G. BOYNTON
                                  --------------------------------
August 10, 1999                   Judith G. Boynton
                                  Executive Vice President and
                                  Chief Financial Officer