Form 10-Q
period 1999-09-26
POLAROID CORP
filed 1999-11-08
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        September  26, 1999
                                                -------------------------------

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                               --------------  -----------

                          Commission File Number  1-4085
                                                  ------


                              POLAROID CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-1734655
-----------------------------                           ------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                        Identification No.)


               784 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS 02139
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


          Registrant's telephone number, including area code:    (781)  386-2000
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X       NO
                                    -----        -----

                      Shares of Common Stock, $1 par value,
                 outstanding as of November 3, 1999: 44,524,580
-------------------------------------------------------------------------------

                        This document contains 38 pages.
                        Exhibit index appears on page 37.

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
             PERIODS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                          (Unaudited)
                                                                            Third Quarter             Nine Months
                                                                          1998         1999         1998         1999
                                                                        -------       ------      -------       -------
Net sales                                                               $ 448.8       $463.0      $1,304.1     $1,328.8
-----------------------------------------------------------------------------------------------------------------------
    Cost of sales                                                         255.6        268.3         754.4        786.5

    Marketing, research, engineering and administrative expenses          151.6        182.9         516.3        496.5
-----------------------------------------------------------------------------------------------------------------------
Total costs                                                               407.2        451.2       1,270.7      1,283.0
-----------------------------------------------------------------------------------------------------------------------
Profit from operations                                                     41.6         11.8          33.4         45.8

    Other income/(expense)                                                 18.7          2.3          44.3        (19.2)

    Interest expense                                                       14.5         19.8          40.1         57.0
-----------------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                        45.8         (5.7)         37.6        (30.4)

    Federal, state and foreign income tax expense/(benefit)                16.0         (1.9)         13.1        (10.6)
-----------------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                                      $ 29.8       ($ 3.8)     $   24.5      ($ 19.8)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Basic earnings/(loss) per common share                                   $  .68       ($ .09)     $    .55      ($  .45)

Diluted earnings/(loss) per common share                                 $  .68       ($ .09)     $    .55      ($  .45)
-----------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                          $  .15        $ .15      $    .45       $  .45

Weighted average common shares used for basic
    earnings/(loss) per share calculation (in thousands)                 43,984       44,382        44,268       44,227

Weighted average common shares used for diluted
    earnings/(loss) per share calculation (in thousands)                 44,070       44,382        44,527       44,227

Common shares outstanding at end of period (in thousands)                43,853       44,450        43,853       44,450
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------



See accompanying notes to condensed consolidated financial statements.

                             POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                             (IN MILLIONS)


                                                               (Unaudited)
                                               December 31,   September 26,
Assets                                               1998           1999
---------------------------------------------------------------------------

Current assets:
    Cash and cash equivalents                   $    105.0    $     88.0
    Receivables                                      459.6         438.1
    Inventories:
       Raw materials                                  83.5          99.3
       Work-in-process                               190.5         150.5
       Finished goods                                259.3         207.1
-------------------------------------------------------------------------
    Total inventories                                533.3         456.9
    Prepaid expenses and other assets                195.5         231.8
-------------------------------------------------------------------------
Total current assets                               1,293.4       1,214.8
-------------------------------------------------------------------------
Property, plant and equipment
    Gross property, plant and equipment            1,975.9       2,025.7
    Less accumulated depreciation                  1,409.4       1,428.3
-------------------------------------------------------------------------
    Net property, plant and equipment                566.5         597.4
-------------------------------------------------------------------------
Deferred tax assets                                  208.2         205.7
-------------------------------------------------------------------------
Other assets                                         129.6          72.7
-------------------------------------------------------------------------
Total assets                                    $  2,197.7    $  2,090.6
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Liabilities and stockholders' equity
-------------------------------------------------------------------------
Current liabilities:
    Short-term debt                             $    331.7    $    315.3
    Payables and accruals                            358.4         306.3
    Compensation and benefits                        208.5         164.6
    Federal, state and foreign income taxes           34.4           6.6
-------------------------------------------------------------------------
Total current liabilities                            933.0         792.8
-------------------------------------------------------------------------

Long-term debt                                       497.4         572.8
-------------------------------------------------------------------------
Accrued postretirement benefits                      241.9         238.3
-------------------------------------------------------------------------
Other long-term liabilities                          135.5         138.5
-------------------------------------------------------------------------

Common Stockholders' equity:
    Common stock, $1 par value                        75.4          75.4
    Additional paid-in capital                       413.4         400.7
    Retained earnings                              1,226.7       1,187.0
    Accumulated other comprehensive income           (33.4)        (46.2)
    Less: Treasury stock, at cost                  1,291.5       1,268.3
          Deferred compensation                         .7            .4
-------------------------------------------------------------------------
Total common stockholders' equity                    389.9         348.2
-------------------------------------------------------------------------
Total liabilities and stockholders' equity      $  2,197.7    $  2,090.6
-------------------------------------------------------------------------
-------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                  POLAROID CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999
                                  (IN MILLIONS)


                                                                                             (Unaudited)
Cash flows from operating activities                                                 1998                  1999
-----------------------------------------------------------------------------------------------------------------------

Net earnings/(loss)                                                                 $ 24.5                ($19.8)
Depreciation of property, plant and equipment                                         70.7                  74.9
Decrease in receivables                                                               45.9                   4.0
(Increase)/decrease in inventories                                                   (67.9)                 38.5
Increase in prepaids and other assets                                                (15.5)                (28.7)
Increase/(decrease) in payables and accruals                                          26.0                 (49.0)
Decrease in compensation and benefits                                                (55.6)                (41.5)
Decrease in federal, state and foreign income taxes payable                           (1.4)                (24.3)
Gain on sale of real estate                                                          (44.7)                (12.0)
Other non cash items                                                                 (28.6)                 78.3
-----------------------------------------------------------------------------------------------------------------
Net cash provided by/(used by) operating activities                                  (46.6)                 20.4
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
-----------------------------------------------------------------------------------------------------------------
(Increase)/decrease in other assets                                                  (18.3)                 25.8
Additions to property, plant and equipment                                          (125.9)               (131.8)
Proceeds from sale of property, plant and equipment                                  124.4                  30.3
Acquisitions, net of cash acquired                                                   (30.6)                  --
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (50.4)                (75.7)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
-----------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in short-term debt (maturities 90 days or less)              127.4                 (29.5)
Short-term debt having (maturities over 90 days):
          Proceeds                                                                    85.8                  41.8
          Payments                                                                  (106.1)                (24.9)
Proceeds from issuances of long-term debt                                               --                 268.2
Repayments of long-term debt                                                             --                (200.0)
Cash dividends paid                                                                  (19.9)                (19.9)
Proceeds from issuance of shares in connection with stock incentive plan               5.9                    .2
Purchase of treasury stock                                                           (44.3)                   --
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             48.8                  35.9
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                3.7                   2.4
-----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (44.5)                (17.0)

Cash and cash equivalents at beginning of period                                      68.0                 105.0
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $ 23.5                 $88.0
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               (Unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company's domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. In these statements, intercompany accounts and transactions have been eliminated. This is an interim unaudited report, subject to year-end audit and adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and deminators of the basic and diluted earnings/(loss) per common share computations for the Company's reported net earnings/(loss) is as follows: (in millions, except per share amounts)

                                                                                  Weighted
                                                                                   Average              Per Share
                                                    Earnings/(loss)                 Shares               Amount
                                                    ---------------                 ------               ------
QUARTER ENDED SEPTEMBER 27, 1998
Basic                                                     $  29.8                  44.0                   $   .68
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

Diluted                                                   $  29.8                  44.1   *               $   .68
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------
QUARTER ENDED SEPTEMBER 26, 1999
Basic                                                     $  (3.8)                 44.4                   $  (.09)
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

Diluted                                                   $  (3.8)                 44.4   *               $  (.09)
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

NINE MONTHS ENDED SEPTEMBER 27, 1998
Basic                                                     $  24.5                  44.3                   $   .55
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

Diluted                                                   $  24.5                  44.5   *               $   .55
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

NINE MONTHS ENDED SEPTEMBER 26, 1999
Basic                                                     $ (19.8)                 44.2                   $  (.45)
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

Diluted                                                   $ (19.8)                 44.2   *               $  (.45)
                                                           -------                 ----                    -------
                                                           -------                 ----                    -------

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

                                             Stock               Performance
                                             Options                 Shares
                                             -------                 ------
QUARTER ENDED SEPTEMBER 27, 1998                3.5                     .2
                                                ---                     --
                                                ---                     --
QUARTER ENDED SEPTEMBER 26, 1999                6.5                     .3
                                                ---                     --
                                                ---                     --

NINE MONTHS ENDED SEPTEMBER 27, 1998            2.6                     .2
                                                ---                     --
                                                ---                     --
NINE MONTHS ENDED SEPTEMBER 26, 1999            5.9                     .3
                                                ---                     --
                                                ---                     --

COMPREHENSIVE INCOME

The Company's total of comprehensive income/(loss) was as follows:
(in millions)

                                                  Quarter Ended
                                           September 27,     September 26,
                                                  1998             1999
                                                  ----             ----

Net earnings /(loss)                            $  29.8           $ (3.8)

Other comprehensive income:
Currency translation adjustment                     6.1              8.4
Unrealized gain on available-for-sale
  securities, net-of-tax                             -                .2
                                                 ------            ------

Total comprehensive income                      $  35.9           $  4.8
                                                 ------            ------
                                                 ------            ------



                                               Nine Months Ended
                                           September 27,     September 26,
                                                  1998             1999
                                                  ----             ----

Net earnings /(loss)                            $ 24.5            $(19.8)

Other comprehensive income:
Currency translation adjustment                   (1.4)            (12.7)
Unrealized loss on available-for-sale
  securities, net-of-tax                            -                (.1)
                                                 ------            ------
Total comprehensive income/(loss)               $ 23.1            $(32.6)
                                                 ------            ------
                                                 ------            ------


SEGMENTS

The following is a summary of information related to the Company's segments:
(in millions)

                                        Quarter Ended                Nine Months Ended
                                September 27,   September 26,   September 27,      September 26,
                                     1998            1999            1998               1999
                                     ----            ----            ----               ----
Net sales to customers:

Americas Region                   $  294.4        $  284.8        $    788.1        $    813.4
European Region                       91.2            92.6             322.2             286.5
Asia Pacific Region                   63.2            85.6             193.8             228.9
Global Operations                       --              --                --                --
Research and Development                --              --                --                --
                                  --------        --------        ----------        ----------
  Subtotal of Segments               448.8           463.0           1,304.1           1,328.8
  Corporate                             --              --                --                --
                                  --------        --------        ----------        ----------
    Total                         $  448.8        $  463.0        $  1,304.1        $  1,328.8
                                  --------        --------        ----------        ----------
                                  --------        --------        ----------        ----------


Profit/(loss) from operations:

Americas Region                   $  94.7         $  84.2         $  228.3          $  234.0
European Region                      14.4            15.3             41.1              47.7
Asia Pacific Region                  18.0            20.5             52.5              54.7
Global Operations                   (35.5)          (36.3)          (125.1)           (121.3)
Research and Development            (26.3)          (20.5)           (88.7)            (64.3)
                                 --------        --------        ---------          --------
Subtotal of Segments                 65.3            63.2            108.1             150.8

Corporate                           (23.7)          (51.4)           (74.7)           (105.0)
                                  --------        --------        ---------          --------
Total                             $  41.6         $  11.8         $   33.4          $   45.8
                                  --------        --------        ---------          --------
                                  --------        --------        ---------          --------

RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million of which $17 million represented inventory write-downs, which were not individually material, that were recorded in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (the "1997 Program") were undertaken as the result of an assessment by management of the Company's infrastructure to strengthen the Company's competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of this program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve the Company's business processes to position it to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts its business globally.

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments: Americas - 16%, Europe - 24%, Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate category - 10%) are expected to leave the Company at various times before the end of 1999. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees, most of whom are expected to leave the Company by the end of 1999 (consisting of sales and marketing employees in the regional segments: Americas - 7%, Europe - 14%, Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate category - 1%). Approximately 2,230 of the 2,800 expected total terminations had occurred as of September 26, 1999. The cash payments related to this severance program will be paid over time and are expected to be completed by the end of 2000. Approximately $120 million of cash payments related to this program had been made as of September 26, 1999. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs related to the number of U.S. employees expected to terminate under this program and approximately $4 million related to pension enhancement costs incurred for certain non-U.S. employees expected to terminate under this program.

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

The impact of the 1997 Program in Research and Development consists of reducing the number of employees associated with research, engineering and development activities.

The 1997 Program affected the non-segment Corporate category by reducing the number of employees in corporate support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

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

In addition to the $3 million of exit costs relating to the Freetown facility, the balance of the 1997 restructuring and other charges consisted of $6 million of exit costs, primarily for lease and contract termination and other costs directly related to restructuring activities. The Company is pursuing several strategic options for future use of the New Bedford coating facility, including outright sale. The Company sold the Freetown chemical manufacturing facility in February 1998. Under the terms of the agreement to sell the Freetown chemical facility, the Company entered into a long-term supply agreement with the new owner to purchase certain specialty chemicals used to manufacture the Company's instant film. The assets included in the 1997 Program were primarily in Global Operations.

The reserves established for the 1997 Program and related cash and non-cash charges to those reserves as of September 26, 1999 are as shown on the following page:

                          1997 RESTRUCTURING AND OTHER
                                  (in Millions)

                                                 PENSION
                                               ENHANCEMENT
                                                   AND                   ASSET           EXIT
                               SEVERANCE       CURTAILMENTS           IMPAIRMENTS        COSTS            TOTAL
                               ---------       ------------           -----------        -----            -----
1997:
-----
Restructuring and Other         $144.0*              $7.5                $162.5             $9.5**        $323.5

Reclassification of Pension
Enhancements                      (1.6)               1.6                    -                -             0.0

Non-Cash Charges                    -                (9.1)               (162.5)              -          (171.6)
                                    -                -----               -------              -          -------

Ending Reserve
Balance                          142.4                0.0                   0.0              9.5          151.9
                                 -----                ---                   ---              ---          -----
                                 -----                ---                   ---              ---          -----

1998:
-----
Restructuring
and Other                         47.4                2.6                    -                -            50.0

Reclassification of Pension
Enhancement                       (2.4)               2.4                    -                -             0.0

Cash Charges                     (69.2)                -                     -              (7.1)         (76.3)

Non-Cash
Charges                             -                (5.0)                   -                -            (5.0)
                                    -                -----                   -                -            -----

Ending Reserve
Balance                          118.2                0.0                   0.0              2.4          120.6
                                 -----                ---                   ---              ---          -----
                                 -----                ---                   ---              ---          -----

1999:
-----
Q1
--

Cash Charges                     (16.8)                -                     -                -           (16.8)
                                 ------                -                     -                -          ------

Ending Reserve
Balance                          101.4                0.0                   0.0              2.4          103.8
                                 -----                ---                   ---              ---          -----
                                 -----                ---                   ---              ---          -----

Q2
--
Cash Charges                     (20.7)                -                     -               (.2)         (20.9)
                                 ------                -                     -               ----         ------

Ending Reserve
Balance                          $80.7               $0.0                  $0.0             $2.2          $82.9
                                 -----                ---                   ---             ----          -----
                                 -----                ---                   ---             ----          -----
Q3
--
Cash Charges                     (13.7)                -                     -                -           (13.7)
                                 ------                -                     -                -           ------

Ending Reserve
Balance                          $67.0               $0.0                  $0.0             $2.2          $69.2
                                 -----                ---                   ---             ----          -----
                                 -----                ---                   ---             ----          -----

* Includes approximately $1.5 million of termination costs related to the sale of the Company's Freetown, Massachusetts chemical manufacturing facility
** Primarily consisting of lease termination costs related to abandoned facilities, contract settlement costs related to discontinued product lines and environmental remediation costs associated with the sale of the Freetown chemical facility.


SHORT-TERM DEBT

In December 1998, the Company entered into an amendment to its existing $350 million Credit Agreement and amended that agreement effective March 31, 1999 (the "Amended Credit Agreement").

The Amended Credit Agreement restricts, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the issuance of the 2006 Notes; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; to merge, consolidate, sell or transfer all or substantially all of the Company's assets, subject to certain conditions; and to enter into certain transactions with affiliates. Certain of these covenants were made somewhat more restrictive by Amendment No. 1 dated March 31, 1999 to the Amended Credit Agreement by incorporating certain provisions of the covenants in the Indenture (defined below).

On August 3, 1999, the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited ("Polaroid UK"), as borrower, and the Company, as guarantor, entered into a new loan agreement with Deutsche Bank A.G. and ABN AMRO Bank NV for a maximum commitment amount of 72.5 million euros (approximately $76 million at September 26, 1999) which refinanced most of the Company's existing short-term lines of credit with these banks. Borrowings under this facility bear an interest rate of approximately 25 basis points higher than that paid under the Amended Credit Agreement. The facility is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain inventories and Corporatereceivables. In addition, the Company has guaranteed the obligations of Polaroid UK under the U.K. Credit Agreement. The U.K. Credit Agreement contains restrictions that are similar to the Amended Credit Agreement.

LONG-TERM DEBT

In a public offering in February 1999, the Company issued 11 1/2 % Notes due 2006 (the "2006 Notes") in an aggregate principal amount of $275.0 million. The 2006 Notes were placed at par value. The net proceeds of $268.2 million from the sale of the 2006 Notes were used primarily for the payment of $200.0 million aggregate principal amount of the Company's 8% Notes due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. The indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; incurring certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

MEDICAL IMAGING

In the fourth quarter of 1996, the Company sold its Helios medical diagnostic imaging equipment line to Sterling Dry Imaging Systems, Inc. ("SDIS"), a subsidiary of SDI Holding Corporation ("SDHI"), and acquired a minority interest in the buyer (i.e., SDIS) and its parent company (i.e., SDHI).

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

GRAPHIC ARTS

In the third quarter of 1999, the Company recorded charges totaling $40 million related to its graphics arts business. Approximately $33 million of this total represented non-cash charges, which have been reported as non-cash items in the Company's statement of cash flows. The $40 million charge consisted of: approximately $16 million to increase reserves, principally for trade accounts receivables and inventories; an impairment loss of approximately $17 million related to a revaluation of the net assets of the graphic arts business which had book value of $25 million that the Company expected to contribute to a new joint venture; and approximately $3 million for severance costs for approximately 40 employees expected to be terminated and approximately $4 million for other liabilities related to the disposition of this business. The majority of these severance and other liabilities are expected to be paid over the next nine to twelve months. Of the $40 million charge, approximately $25 million was reported in cost of sales and approximately $15 million was reported in marketing and administrative expenses. On a segment basis, the $40 million charge was allocated as follows: approximately $5 million in the Americas Region; approximately $3 million in the European Region; and approximately $11 million in Global Operations. In addition, approximately $21 million was reported in the non-segment Corporate category.

SUBSEQUENT EVENT

Effective as of October 18, 1999, the Company entered into an agreement with Andlinger & Company, Inc. to contribute the net assets of its graphics arts business to a new joint venture, PGI Graphics Imaging LLC ("PGI Graphics Imaging"). In consideration for its contribution, the Company received a redeemable preferred equity interest and a less than 20% common equity interest in PGI Graphics Imaging. Under this agreement, the Company will not be required to provide any future funding for PGI Graphics Imaging.

LEGAL PROCEEDINGS

Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing on Form 10-Q.

INDEPENDENT AUDITORS' REPORT

The September 27, 1998 and September 26, 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of September 26, 1999 and the related condensed consolidated statements of earnings for the three and nine month periods ended September 27, 1998 and September 26, 1999, and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                              /s/ KPMG LLP




Boston, Massachusetts
October 12, 1999

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

The Company uses qualitative terms to explain changes in unit volumes of its shipments of instant film and in retail sales. The table below quantifies the use of these terms:


TERM                             REPRESENTS CHANGE OF



low single digits                  1  to   4 percent
high single digits                 5  to   9 percent
low double digits                 10  to  19 percent
mid double digits                 20  to  39 percent
high double digits                40  to  99 percent



THIRD QUARTER RESULTS

SALES

Worldwide net sales to customers for the third quarter of 1999 were $463 million, a 3% increase compared with worldwide net sales of $449 million in the third quarter of 1998. This increase was primarily due to the sale of new products and, to a lesser degree, the favorable impact of foreign exchange. These factors were offset, in part, by a decline in sales of instant film other than new products and, to a lesser degree, lower sales of other core products and sales from non-core businesses. The Company's other core products primarily consist of conventional 35mm cameras and film, videotapes, unique ID products, and digital hardware other than new products ("other core products"). The Company's non-core businesses primarily have consisted of Graphics, Sunglasses, Polarizer and Holography ("non-core businesses"). On a unit basis, worldwide shipments of instant cameras were 2.3 million in the third quarter of 1999 compared with 1.0 million in the third quarter of 1998. Worldwide unit shipments to customers of instant film increased by low single digits in the third quarter of 1999 compared with the third quarter of 1998. Both of these increases were primarily due to sales of new products.

Sales in the Americas Region decreased 3% to $285 million during the third quarter of 1999 from $295 million in the third quarter of 1998. These regional segment totals include sales in the United States of $248 million in 1999 and $259 million in 1998. The Americas Region decrease was due to lower sales of instant film other than new products, and to a lesser degree, lower sales of other core products and sales from non-core businesses. These factors were offset, in part, by sales of new products.

On a unit basis in the Americas Region, shipments to customers of instant cameras including new products increased 102%, while shipments to customers of instant film decreased by high single digits in the third quarter of 1999 compared with the same period of 1998. In addition, at the United States retail level, the Company estimates that the unit volume of integral film in the third quarter of 1999 decreased by low single digits, while instant cameras increased by high single digits compared with the third quarter of 1998.

Sales in the European Region increased 2% to $93 million for the third quarter of 1999 compared with $91 million in the same period of 1998. Excluding the impact of product returns from dealers in Russia in the third quarter of 1998, sales in the European Region decreased primarily due to lower sales of instant film, other than new products, outside of Russia. The loss associated with the returns in Russia in 1998 was offset by reducing a reserve previously established for that purpose.

On a unit basis, shipments to customers in the European Region of instant cameras increased 53%, while shipments to customers of instant film increased by low double digits in the third quarter of 1999 compared with the third quarter of 1998 primarily due to a reduction in net shipments in 1998 related to returns from dealers in Russia. Excluding the impact of those returns, shipments to customers of instant film decreased in the low single digits in the third quarter of 1999 compared with the same period in 1998.

Sales in the Asia Pacific Region increased 35% to $85 million for the third quarter of 1999 from $63 million in the third quarter of 1998. This increase was primarily due to sales of new products in Japan, and, to a lesser degree, the favorable impact of a weaker U.S. dollar and higher sales of instant film other than new products. These factors were offset, in part, by lower sales of other core products and sales from non-core businesses.

On a unit basis in the Asia Pacific Region, shipments of instant cameras increased 196% while shipments to customers of instant film increased by mid double digits in the third quarter of 1999 compared with the same period of 1998. Both of these increases were primarily due to sales of new products.

PROFIT/(LOSS)

Worldwide profit from operations in the third quarter of 1999 was $12 million compared to $42 million in the third quarter of 1998. In the third quarter of 1999, the Company recorded charges totaling $40 million related to its graphics arts business. Approximately $33 million of this total represented non-cash charges, which have been reported as non-cash items in the Company's statement of cash flows. The $40 million charge consisted of: approximately
$16 million to increase reserves, principally for trade accounts receivables and inventories; an impairment loss of approximately $17 million related to an evaluation of the net assets of its graphic arts business which had a book value of $25 million that the Company expected to contribute to a new joint venture; and approximately $3 million for severance costs for approximately
40 employees expected to be terminated and approximately $4 million for other liabilities related to the disposition of this business. The majority of these severance and other liabilities are expected to be paid over the next nine to twelve months. Of the $40 million charge, approximately $25 million was reported in cost of sales and approximately $15 million was reported in marketing and administrative expenses. On a segment basis, the $40 million charge was allocated as follows: approximately $5 million in the Americas Region; approximately $3 million in the European Region; and approximately $11 million in Global Operations. In addition, approximately $21 million was reported in the non-segment Corporate category. In connection with the above, effective as of October 18, 1999, the Company entered into an agreement with Andlinger & Company, Inc. to contribute the net assets of its graphics arts business to a new joint venture, PGI Graphics Imaging LLC ("PGI Graphics Imaging"). Under this agreement, the Company will not be required to provide any future funding for PGI Graphics Imaging.

Excluding the charge of $40 million in the third quarter of 1999 related to the graphics arts business discussed above, the increase in worldwide profit from operations of approximately $10 million in the third quarter of 1999 compared with the third quarter of 1998 was due to savings from restructuring, lower costs of manufacturing in 1999 and the impact of sales of new products. These factors were offset, in part, by higher marketing and administrative expenses and the impact of lower sales of instant film other than new products.

Profit from operations in the Americas Region was $84 million in the third quarter of 1999 compared with $95 million in the third quarter of 1998. Profit from operations in the Americas Region in the third quarter of 1999 included the effect of a charge of approximately $5 million related to the graphics arts business. In addition, the decrease in profit from operations was due to the impact of lower sales of instant film other than new products and increased marketing expenses. These factors were offset, in part, by the impact of sales of new products.

Profit from operations in the European Region was $15 million in the third quarter of 1999 compared with $14 million in the third quarter of 1998. Profit from operations in this region in the third quarter of 1999 included the effect of a charge of approximately $3 million related to the graphics arts business. In addition, the increase in profit from operations was due to lower marketing and administrative expenses primarily related to consolidating operations in the region. These factors were offset, in part, by the impact of lower sales of instant film other than new products outside of Russia.

Profit from operations in the Asia Pacific Region increased to $20 million in the third quarter of 1999 compared with $18 million in the same period of 1998. The increase was due to the favorable impact of sales of new products and higher instant film sales other than new products. These factors were offset, in part, by higher marketing expenses.

Global Operations costs were $36 million in the third quarter of 1999 compared with $35 million in the third quarter of 1998. Global Operations costs in the third quarter of 1999 included a charge of approximately $11 million related to the graphics arts business. This increase in cost was offset by lower costs of manufacturing in 1999, including savings from restructuring.

Research and Development costs were $20 million in the third quarter of 1999 compared with $26 million in the third quarter of 1998. This reduction reflects a restructuring of the segment and a focusing of the Company's research and development efforts on its core imaging business.

Corporate costs were $51 million in the third quarter of 1999 compared with $24 million in the same quarter of 1998. Corporate costs in the third quarter of 1999 included a charge of approximately $21 million for the impairment loss and severance costs related to the graphics arts business. In addition, this increase was due to higher spending in centralized information systems.

The net of other income and other expense for the third quarter of 1999 was income of $2 million primarily due to minor gains related to the sale of assets. In the third quarter of 1998, the net of other income and other expense was income of $19 million primarily due to a gain on the sale of real estate.

Interest expense was $20 million and $15 million in the third quarter of 1999 and 1998, respectively. This increase was due to higher interest rates on debt and, to a lesser degree, higher levels of debt.

The effective tax rate was 35% for both the third quarter of 1999 and 1998.

The net loss in the third quarter of 1999, including the effect of the $40 million pre-tax charge related to the graphics arts business, was $4 million or $.09 basic loss per common share. This compares with net earnings in the third quarter of 1998 of $30 million or $.68 basic earnings per common share, including the effect of the pre-tax gain on the sale of real estate of $19 million. Diluted earnings per common share were the same as the basic earning per common share in both the third quarter of 1999 and 1998.


NINE MONTH REVIEW

SALES

Worldwide net sales to customers for the first nine months of 1999 increased 2% to $1.33 billion from $1.30 billion in the first nine months of 1998. The principal reason for this increase was sales of new products. This was offset, in part, by lower sales of other core products and lower sales of instant film other than new products, which were unfavorably affected by product mix. Instant film sales in the first nine months of 1998 were depressed due to the Company's dealer inventory adjustment initiative. On a unit basis, worldwide shipments of instant cameras, were 5.2 million in the first nine months of 1999 compared with
3.0 million in the first nine months of 1998. This increase was due to sales of new products. Worldwide unit shipments to customers of instant film increased by high single digits due to sales of new products in the first nine months of 1999 compared with the same period of 1998.

Sales in the Americas Region increased 3% to $813 million during the first nine months of 1999 from $788 million in the first nine months of 1998. These regional totals include sales in the United States of $713 million in 1999 and $684 million in 1998. The Americas Region increase in 1999 was primarily due to higher sales of new products offset, in part, by lower sales of other core products and, to a lesser degree, lower sales of instant film other than new products. Instant film sales in the first nine months of 1998 were depressed due to the Company's dealer inventory adjustment initiative.

On a unit basis in the Americas Region, shipments to customers of instant cameras increased 39%, while shipments to customers of instant film increased by low single digits in the first nine months of 1999 compared with the same period of 1998. These increases were primarily due to sales of new products. In addition, at the United States retail level, the Company estimates that the unit volume of integral film decreased by low single digits, while instant cameras increased by low double digits compared with the first nine months of 1998.

Sales in the European Region decreased 11% to $287 million for the first nine months of 1999 compared with $322 million in the same period of 1998. This decrease was due to lower sales of instant film other than new products, which included the effect of unfavorable product mix, and lower sales of other core products. To a lesser degree, sales were adversely affected by lower sales of instant cameras and the impact of the strengthening U.S. dollar. These factors were offset, in part, by sales of new products and the absence of instant film returns from dealers that occurred in Russia in the third quarter of 1998. The loss associated with those returns was offset by reducing a reserve previously established for that purpose.

On a unit basis in the first nine months of 1999 compared with the first nine months of 1998, shipments to customers of instant cameras in the European Region increased 1% while shipments to customers of instant film increased by low single digits primarily due to a reduction in net shipments in 1998 related to returns from dealers in Russia. Excluding the impact of those returns, shipments to customers of instant film in the region decreased in the low single digits in the first nine months of 1999 compared with the same period in 1998.

Sales in the Asia Pacific Region increased 18% to $229 million in the first nine months of 1999 from $194 million in the first nine months of 1998. This increase was due to sales of new products in Japan, and, to a lesser degree, the impact of a weaker U.S. dollar. These factors were partly offset by lower sales of instant film and cameras, other than new products, and lower sales of other core products. In the first nine months of 1999 compared with the same period in 1998, on a unit basis including new products, shipments to customers of instant cameras in the region increased 219% and shipments to customers of instant film increased by low double digits.

PROFIT/(LOSS)

Worldwide profit from operations for the first nine months of 1999 was $46 million compared with $33 million for the same period in 1998. In the third quarter of 1999, the Company recorded charges totaling $40 million related to its graphics arts business. Approximately $33 million of this total represented non-cash charges, which have been reported as non-cash items in the Company's statement of cash flows. The $40 million charge consisted of: approximately $16 million to increase reserves, principally for trade accounts receivables and inventories; an impairment loss of approximately $17 million related to an evaluation of the net assets of its graphic arts business which had a book value of $25 million that the Company expected to contribute to a new joint venture; and approximately $3 million for severance costs for approximately 40 employees expected to be terminated and approximately $4 million for other liabilities related to the disposition of this business. The majority of these severance and other liabilities are expected to be paid over the next nine to twelve months. Of the $40 million charge, approximately $25 million was reported in cost of sales and approximately $15 million was reported in marketing and administrative expenses. On a segment basis, the $40 million charge was allocated as follows: approximately $5 million in the Americas Region; approximately $3 million in the European Region; and approximately $11 million in Global Operations. In addition, approximately $21 million was reported in the non-segment Corporate category. In connection with the above, effective as of October 18, 1999, the Company entered into an agreement with Andlinger & Company, Inc. to contribute the net assets of its graphics arts business to a new joint venture, PGI Graphics Imaging LLC ("PGI Graphics Imaging"). Under this agreement, the Company will not be required to provide any future funding for PGI Graphics Imaging.

Excluding the $40 million of charges related to the graphic arts business discussed above, the increase in profit from operations of $53 million in the first nine months of 1999 compared with the same period in 1998 primarily reflected savings from restructuring and, to a lesser degree, from the impact of sales of new products and lower costs of manufacturing in 1999. These factors were offset, in part, by the impact of lower sales of instant film other than new products, and lower sales of other core products and sales from non-core businesses.

Profit from operations in the Americas Region increased 3% to $234 million in the first nine months of 1999 compared with $228 million in the first nine months of 1998. Profit from operations in the Americas Region in the first nine months of 1999 included the effect of a charge of approximately $5 million related to the graphics arts business. This charge was more than offset by the impact of sales of new products and, to a lesser degree, lower marketing expenses and the impact of higher instant camera sales other than new products.

Profit from operations in the European Region increased 17% to $48 million in the first nine months of 1999 from $41 million in the first nine months of 1998. Profit from operations in the European Region in 1999 included the effect of a charge of approximately $3 million related to the graphics arts business. This charge was more than offset by lower marketing and administrative expenses reflecting, in part, the impact of the consolidation of operations in the region. These lower expenses were offset, in part, by the impact of lower sales of instant film other than new products, and, to a lesser degree, lower sales of other core products and sales from non-core businesses.

Profit from operations in the Asia/Pacific region increased 4% to $55 million in the first nine months of 1999 compared with $53 million in the first nine months of 1998. This increase was primarily due to the impact of sales of new products in Japan offset, in part, by the impact of lower sales of other core products.

Global Operations costs declined 3% to $121 million in the first nine months of 1999 from $125 million in the first nine months of 1998. Global Operations costs in the first nine months of 1999 included a charge of approximately $11 million related to the graphics arts business. This charge was more than offset by lower costs of manufacturing in 1999, including savings from restructuring.

Research and Development costs decreased 27% to $65 million in the first nine months of 1999 from $89 million in the first nine months of 1998. This reduction reflects a restructuring of the segment and a focusing of the Company's research and development efforts on its core imaging business.

Corporate costs were $105 million in the first nine months of 1999 compared with $75 million during the same period in 1998. Corporate costs in the first nine months of 1999 included a charge of approximately $21 million for the impairment loss and severance costs related to the graphics arts business. In addition, this increase was due to higher spending in centralized information systems and higher central marketing expenses.

The net of other income and other expense for the first nine months of 1999 was an expense of $19 million compared with income of $44 million during the same period in 1998. In the first nine months of 1999, net other expense included a non-cash charge of $35 million to establish a reserve for the Company's preferred stock investment in Sterling Dry Imaging Systems, Inc. ("SDIS"). The 1999 net of other income and expense also included gains on the sale of real estate totaling approximately $12 million. In the first nine months of 1998, the net of other income and other expense included $45 million of gains on the sale of real estate.

Interest expense was $57 million and $40 million in the first nine months of 1999 and 1998, respectively. The increase in interest expense in 1999 was primarily due to higher interest rates and, to a lesser degree, higher levels of debt.

The effective tax rate was 35% for both the first nine months of 1999 and 1998.

For the first nine months of 1999, the net loss was $20 million, or $.45 basic loss per common share, including the effects of the $40 million pre-tax charge related to the graphics arts business recorded in the third quarter, the $35 million pre-tax charge related to SDIS recorded in the first quarter, and the $12 million of pre-tax gains on the sale of real estate, which were primarily recorded in the first quarter. This compares with a net income for the first nine months of 1998 of $25 million, or $.55 basic earnings per common share, including the effect of $45 million of pre-tax gains on the sale of real estate. The diluted per common share amounts were the same as the basic per common share amounts in the first nine months of 1999 and 1998.

RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million of which $17 million represented inventory write-downs, which were not individually material, that were recorded in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (the "1997 Program") were undertaken as the result of an assessment by management of the Company's infrastructure to strengthen the Company's competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of this program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve the Company's business processes to position it to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts its business globally.

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments: Americas - 16%, Europe - 24%, Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate category - 10%) are expected to leave the Company at various times before the end of 1999. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees, most of whom are expected to leave the Company by the end of 1999 (consisting of sales and marketing employees in the regional segments: Americas - 7%, Europe - 14%, Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate category - 1%). Approximately 2,230 of the 2,800 expected total terminations had occurred as of September 26, 1999. The cash payments related to this severance program will be paid over time and are expected to be completed by the end of 2000. Approximately $120 million of cash payments related to this program had been made as of September 26, 1999. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs related to the number of U.S. employees expected to terminate under this program and approximately $4 million related to pension enhancement costs incurred for certain non-U.S. employees expected to terminate under this program.

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

The impact of the 1997 Program in Research and Development consists of reducing the number of employees associated with research, engineering and development activities.

The 1997 Program affected the non-segment Corporate category by reducing the number of employees in corporate support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, the Company's cash and cash equivalents totaled $88 million, compared with $105 million at December 31, 1998. The primary sources of cash in the first nine months of 1999 were cash flows provided by financing and operating activities and the sale of real estate and other investments. Working capital increased to $422 million at September 26, 1999 from $360 million at December 31, 1998. This net increase was due to lower payables and accruals, compensation and benefit liabilities, income tax liabilities and higher prepaid expenses, offset, in part, by lower inventories and receivables.

In the first nine months of 1999, capital spending totaled $132 million and depreciation expense was $75 million. This compares with capital spending of $126 million and depreciation expense of $71 million during the first nine months of 1998. The increase in capital spending was related to spending associated with new products and the Company's new enterprise-wide software system. This was offset, in part, by a reduction in spending for on-going programs and the consolidation of real estate.

In the first nine months of 1999, the Company also made payments of approximately $51 million related to the 1997 involuntary severance program portion of the December 1997 restructuring, including the extension of this program in 1998, and $20 million to pay dividends to common stockholders.

In the first nine months of 1999, the Company sold certain assets primarily consisting of real estate and other investments, which resulted in net cash proceeds of approximately $60 million.

The Company has four sources of debt financing: short-term lines of credit; the Amended Credit Agreement (as defined below); the U.K. Credit Agreement (as defined below); and the Company's outstanding 6 3/4% Notes due 2002, 7 1/4% Notes due 2007 and 11 1/2% Notes due 2006 (the "2006 Notes").

At September 26, 1999, the Company had outstanding $315 million in short-term debt. This was comprised of $245 million of borrowings under the Company's Amended Credit Agreement, $41 million borrowed under the U.K. Credit Agreement and $29 million borrowed under the Company's short-term lines of credit.

In December 1998, the Company entered into an amendment to its existing $350 million Credit Agreement and amended that agreement effective March 31, 1999. The amended Credit Agreement (the "Amended Credit Agreement") provides for loans up to $350 million, will expire on December 31, 2001 and will be available on a revolving basis prior to its expiration. In connection with the Amended Credit Agreement, the Company entered into a collateral agreement and certain related documents that granted the lenders under the Amended Credit Agreement a first security interest in certain of the Company's domestic inventories and accounts receivable. This security will be released if the Company's credit rating is BBB- or higher by Standard & Poor's ("S&P") and Baa3 or higher by Moody's Investor's Services, Inc. ("Moody's").

The Amended Credit Agreement and the U.K. Credit Agreement (defined below) restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the issuance of the 2006 Notes; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate, sell or transfer all or substantially all of the Company's assets, subject to certain conditions; and to enter into certain transactions with affiliates. Certain of these covenants were made somewhat more restrictive by Amendment No. 1, dated March 31, 1999, to the Amended Credit Agreement by incorporating certain provisions of the covenants in the Indenture (as defined below).

The Amended Credit Agreement also requires the Company to maintain financial ratios relating to the maximum level of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum interest coverage. In addition, the Amended Credit Agreement affords the lenders the right to incorporate covenants given to holders of notes or other securities of the Company which, in their judgement, are more restrictive. The lenders exercised this right to incorporate certain covenants included in the 2006 Notes in Amendment No. 1 dated March 31, 1999 to the Amended Credit Agreement.

The Amended Credit Agreement and the U.K. Credit Agreement (defined below) restrict the Company's ability to pay dividends and repurchase stock. This agreement limits the payment of dividends and repurchase of the Company's common stock to $3.75 million per quarter in excess of the value of ESOP shares issued and proceeds from the exercise of stock options on a cumulative basis. Since the Company issues ESOP shares to all qualified United States employees as part of their compensation, this amount is expected to total approximately $14 million per annum. As a result, the Company believes it is likely to be able to continue the current dividend payment of $.60 per share, per annum. In addition, the Indenture, pursuant to which the 2006 Notes were issued (the "Indenture"), also includes restrictions on dividends which the Company considers to be less restrictive than those contained in the Amended Credit Agreement.

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

At September 26, 1999 the Company and several of its subsidiaries had short-term lines of credit with a few commercial banks under which $29 million was outstanding. On August 3, 1999, the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited ("Polaroid UK"), as borrower, and the Company, as guarantor, entered into a new loan agreement with Deutsche Bank A.G. and ABN AMRO Bank NV for a maximum commitment amount of 72.5 million euros (approximately $76 million at September 26, 1999) which refinanced most of the Company's existing short-term lines of credit with these banks (the "U.K. Credit Agreement"). Borrowings under this facility bear an interest rate of approximately 25 basis points higher than that paid under the Company's Amended Credit Agreement. The facility is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain inventories and receivables. In addition, the Company has guaranteed the obligations of Polaroid UK under the U.K. Credit Agreement.

At September 26, 1999, the Company had, in addition to the $105 million under the Amended Credit Agreement, approximately $38 million available under the U.K. Credit Agreement and the short-term lines of credit to support international operations.

In February 1999, the Company issued in a public offering, the 2006 Notes in an aggregate principal amount of $275 million. The 2006 Notes were placed at par value. The net proceeds of $268 million from the sale of the 2006 Notes were used primarily for the payment of $200 million aggregate principal amount of the Company's 8% Notes that were due March 15, 1999 and for general corporate purposes, including reducing outstanding borrowings under the Amended Credit Agreement and short-term lines of credit. Since the Company refinanced the 8% Notes, the principal amount of these notes at December 31, 1998 was classified as a long-term note payable. The Indenture contains certain covenants that restrict, among other things, the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; incurring certain liens; entering into sale and leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

The Company's cost of borrowing is dependent, in part, upon the Company's corporate long-term debt credit ratings. Currently, the Company's long-term debt is rated BB- by S&P, Ba3 by Moody's and BB by Duff & Phelps Credit Ratings Co.'s, ("D&P"). In late 1998, S&P lowered its long-term debt rating from BBB- to BB- with a negative outlook. Also in late 1998, D&P lowered its long-term debt ratings from BBB to BB. In early 1999, Moody's lowered its long-term debt rating from Baa3 to Ba3 with a negative outlook.

In October 1997, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's common stock over three years. During the first nine months of 1999, the Company did not repurchase any of its common stock. As of September 26, 1999, approximately 2.8 million shares remain to be purchased under the current program. Given the restricted payment covenants contained in the Amended Credit Agreement and in the Indenture, it is unlikely that the Company will complete this repurchase plan within the program's three-year period. If the Company were to repurchase its common stock, its policy is to make these repurchases on the open market, in privately negotiated transactions or otherwise which may include transactions with Polaroid retirement plans, including the employee stock ownership portion of the Polaroid Retirement Savings Plan. The timing and amounts of future purchases under this program will depend upon many factors, including market conditions, and the Company's business and financial condition, and are limited by the terms of the Amended Credit Agreement, the U.K. Credit Agreement, the U.K. Credit Agreement and the Indenture.

In the fourth quarter of 1996, the Company sold its Helios medical diagnostic imaging equipment line to SDIS, a subsidiary of SDHI, and acquired a minority interest in the buyer (i.e., SDIS) and its parent company (i.e., SDHI).

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

The Company believes that the availability of funds under the Amended Credit Agreement and the U.K. Credit Agreement, funds generated from operations and additional debt capacity will be adequate for at least the next twelve months to meet working capital needs, to fund spending for growth and maintenance of existing operations and to make severance payments associated with the 1997 Program.

FOREIGN CURRENCY EXCHANGE

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company's ability to counteract currency exchange movement is primarily dependent on pricing in local markets and, to a lesser degree, in the short term, on currency hedging through the purchase of options and through nonfunctional-currency denominated borrowings.

To minimize the adverse impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company engages in nonfunctional-currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional-currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional-currency denominated liabilities that hedge the Company's nonfunctional-currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional-currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional-currency denominated borrowings are recognized in earnings as incurred. At September 26, 1999, the amount of the Company's outstanding short-term debt incurred for hedging purposes was $70 million.

From time to time, the Company may use over-the-counter currency exchange swaps to reduce the interest expense incurred through the borrowings described above and to replace the hedge created by those borrowings. When a currency exchange swap is used to replace a hedge, the currency received by the Company in the spot market component of the currency exchange swap is used to close out the borrowings and, simultaneously, the hedge is re-instituted through a forward contract (not exceeding six months). The net interest value of the currency exchange swap contract is amortized to earnings over the life of the contract. Exchange gains or losses on the foreign currency obligation component of the forward contract are recognized in earnings as incurred in each accounting period. The Company does not enter into currency exchange swaps for trading purposes. At September 26, 1999, the aggregate notional value of the Company's outstanding short-term foreign exchange swap contracts was $62 million.

Since the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange, the Company may also purchase U.S. dollar call/foreign currency put options to reduce the Company's exposure to exchange rate movements. The terms of these call options typically do not exceed 18 months. The Company's purchase of call options allows it to protect a portion of its expected foreign-currency denominated revenues from adverse foreign currency exchange movement. The Company typically does not buy call options, which can be exercised prior to the expiration date, nor does it typically write options or purchase call options for trading purposes. The Company amortizes premiums over the term of the option and defers any gains for its call options activity until the option exercise date. At September 26, 1999, option contracts with a notional value of $238 million were outstanding primarily denominated in German marks, Japanese yen and euros, all of which expire either in 1999 or 2000.

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

IMPACT OF INFLATION

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy has offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on the Company's earnings has not been material.

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

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and one common currency (the "euro"). The participating countries had to adopt the euro as their common legal currency on that date. The euro is now traded on currency exchanges and may be used in business transactions. On January 1, 2002, new euro-denominated bills and coins will be issued by participating countries. The legacy currencies will then be withdrawn and will cease to be legal tender effective June 30, 2002. During the period from January 1, 1999 to June 30, 2002, parties may use either the euro or a participating country's legacy currency as legal tender.

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

To prepare for the year 2000, the Company formed a Year 2000 Steering Committee (the "Year 2000 Committee") and dedicated officers to identify the major areas of the Company that will be affected by the Year 2000 problem and to manage a three-step process of (i) assessing Year 2000 compliance, (ii) analyzing possible solutions and implementing remedial programs and (iii) testing such programs for each major area. To manage the process of becoming Year 2000 compliant across its major areas, the Year 2000 Committee has taken the following steps: it has established, and periodically evaluates and updates, a master schedule for each major area (ranked by the priority of its tasks), has retained a number of consultants to assist the Company's verification and validation processes, has licensed several software applications and is preparing contingency plans in the event that the Company or third parties fail to or are unable to make their systems Year 2000 compliant in a timely fashion. In addition, the Company has installed a new enterprise-wide software system for most domestic and foreign locations. This new software has facilitated the Company in becoming Year 2000 compliant. What follows is a summary of the six major areas identified by the Year 2000 Committee and the status of the three-step process for each. For these six areas, all phases of the Year 2000 data conversion, including remediation, testing and placing back into service, as appropriate, have been completed.

The first major area comprises the business information systems that support the collection, processing and management of the Company's many internal data and recording needs, including those regarding order entry and billing, accounts receivable, accounts payable, product, customer and employee information, general ledger entries and related accounting functions, among others (collectively "Business Applications"). The Year 2000 Committee has completed the assessment phase for the Business Applications area. In addition, as of September 26, 1999, the Company had remediated, tested and placed into production all Business Applications.

The second major area is the Company's extensive computer hardware and software systems, including hardware platforms, telecommunications equipment and scientific and engineering applications and the networking of these systems throughout the Company's factories and offices (collectively, "IT
Infrastructure"). The Year 2000 Committee completed the assessment phase of the Infrastructure and, as of September 26, 1999 had remediated, tested and placed into production all components of the IT Infrastructure.

The third major area is the embedded chips and related systems that enable the Company to manufacture products and track and control certain inventory (collectively, "Shop Floor"). The Year 2000 Committee has completed the assessment phase of the Shop Floor area. As of September 26, 1999, the Committee had remediated, tested and placed into production all systems in the Shop Floor area.

The fourth major area is the Company's physical plant, including the security, heating and ventilation of factories and other buildings (collectively, "Facilities"). The Year 2000 Committee has completed the assessment phase of the Facilities area and, as of September 26, 1999, had remediated, tested and placed into production all components in the Facilities area.

The fifth major area relates to the Company's products. The majority of the Company's traditional instant camera and film products are not vulnerable to the Year 2000 problem. The Committee has completed its assessment to determine any other product vulnerability and to evaluate the possible upgrading of certain products in a cost-effective manner. The Company has initiated remediation and testing for certain of these products. Since October 1, 1998, the Company has been shipping only Year 2000 compliant products to its customers. As of September 26, 1999, the Year 2000 Committee had completed over 99% of all remediation and testing phases related to the Company's products. As of October 8, 1999, all remediation and testing had been completed.

The sixth major area is the Company's material relationships and transactions with third parties, including the ability of suppliers to provide materials and services to the Company and the ability of customers to order and pay for products from the Company (collectively, "Third Parties"). The Year 2000 Committee has completed the assessment phase of the Third Parties area. The Company has identified the most critical of the Company's Third Parties relationships, has communicated with these companies to address their state of readiness, has identified potential alternative vendors and has developed and executed contingency plans on a supplier by supplier basis. As of September 26, 1999 all aspects of the Third Parties area had been completed.

The Year 2000 Committee has developed contingency plans to address the most reasonably likely worst case scenario resulting from Year 2000 problems. Contingency plans were established to ensure the completion of critical remediation projects. Some aspects of these plans were executed to deliver the status described above. Other contingency plans address the continuation of business in the event of problems in 2000. Some of these business continuation plans have already been executed; others may be executed later in 1999 or only in the event of an actual problem in 2000. For example, the Company has decided to order an additional one-month's supply of some critical raw materials and to convert these materials into work-in-process inventory between September and December 1999. Also, the Company established a Y2K command center in October 1999 and will continue to operate it into 2000 until it is no longer necessary. Its mission is to serve as a hotline for reporting problems and a central area for deploying resources to remediate problems.

The Year 2000 Committee has forecasted that the total cost of completing its Year 2000 project to be approximately $22 million to $25 million. The total projected amount of $22 million to $25 million includes internal staff costs associated with the Year 2000 project but does not include the estimated costs of the Company's new enterprise-wide software system or a forecast of the total cost for contingency plans for each of the six major areas. The Company has spent approximately $21 million of the projected total as of September 26, 1999. The Company expects to fund the cost of the Year 2000 project from general corporate funds.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "believe", expect", "anticipate", "should", "plan", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as the result of a wide variety of factors, which include but are not limited to those set forth below. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission.


ABILITY TO IMPLEMENT BUSINESS STRATEGY

The Company has implemented a business strategy to revitalize its instant imaging business which calls for, among other steps, the introduction of between 20 and 25 new products each year, the expansion of certain profitable businesses, the sale of certain non-core businesses, the continued reduction of costs and the improvement of operating efficiencies from its restructurings. The Company's plan to increase profits relies on the successful implementation of this strategy. As part of this strategy, the Company is promoting new uses of, and new markets for, its products and technology and is targeting new demographic segments, such as children, teens and young adults, through product innovations and marketing campaigns. In addition to these marketing campaigns, it is necessary to promptly design, develop, manufacture, market, and deliver innovative imaging products to market. If this strategy is not successful, the Company's business and results of operations could be negatively impacted. Similarly, a decline in retail demand could have a material adverse effect on the Company's business and financial results.

NET LOSSES

The Company has experienced net losses for four of the last five fiscal years and, most recently, for the first and third quarters of 1999. If the Company experiences further net losses, it may be required to find additional sources of financing to fund operating deficits, implement its business strategy and meet anticipated capital expenditures, research and development costs and financing commitments. There can be no assurance that if the Company needs to obtain such financing, that it will find it on acceptable terms or that it would be permitted under the Indenture, the Amended Credit Agreement or the U.K. Credit Agreement.


DEVELOPING DIGITAL IMAGING PRODUCTS MARKET

The Company's ability to effectively compete in the digital imaging market is dependent on its ability to develop new digital imaging products in a profitable and timely manner and to market them effectively. In many instances, the Company's ability to effectively compete in the digital imaging markets depends on its ability to successfully develop meaningful strategic business relationships with other companies. The market for digital imaging products is, however, highly competitive in price, quality and product performance. Because it is a relatively new market, with high research and development and other costs, it is also currently a low margin business. Many of the Company's competitors have greater financial and other resources and have more experience serving the demands of these markets. Accordingly, there can be no assurance that the Company will succeed in the digital imaging business. In addition, markets for digital imaging products are increasing rapidly and over time may erode either the growth or the absolute size of the Company's instant photography business.

SUBSTANTIAL LEVEL OF DEBT

The Company has a significant amount of debt. The Company's level of debt could have important consequences to investors and stockholders. For example, it could: make it more difficult to satisfy its debt and other obligations; increase the Company's vulnerability to general adverse economic and industry conditions; limit the Company's ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of the Company's cash flow to fund working capital needs, capital expenditures and acquisitions, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; place the Company at a competitive disadvantage compared with its competitors that are less leveraged; and limit its ability to borrow additional funds.


RESTRICTIONS IMPOSED BY THE COMPANY'S DEBT AND FINANCIAL FLEXIBILITY

The Company has financial and other restrictive covenants in the Company's debt instruments including restrictions in the event of a change in control. Failure to comply with these covenants could result in an event of default under the Amended Credit Agreement, the U.K. Credit Agreement, the Indenture and certain of the agreements governing short-term debt. If such default is not cured or waived, it could have a material adverse effect on the Company.

The Company's ability to make payments on and to refinance its debt, to execute its business strategy, to make capital expenditures and to fund research and development costs will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, exchange rate fluctuation and other factors, including retail demand and dealer inventory practices, that are beyond the Company's control. It is also subject to the Company's success in implementing its strategies. There can be no assurance that the Company will generate sufficient cash flow or that future borrowings will be available to the Company under the Amended Credit Agreement, the U.K. Credit Agreement or short-term lines of credit in an amount sufficient to enable the Company to repay its debt and to fund other liquidity needs.


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

HIGHLY COMPETITIVE MARKETS

The timing and introduction of new products by the Company's competitors could have a material negative impact upon the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced selected new products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, and others. Many of the Company's competitors are larger and have greater financial and other resources. There can be no assurance that the Company will be able to compete successfully and its failure to do so could have a material adverse effect on its business and financial results.


CUSTOMER CONCENTRATION

One customer, Wal-Mart Stores, Inc., comprises over 10% of the Company's net sales. Net sales to this customer totaled 11.9%, 12.5%, and 13.0% of the Company's annual net sales in 1996, 1997 and 1998 respectively. There has been no major change in the importance of this customer during the third quarter of 1999.

EMERGING MARKETS

The Company continues to believe that the emerging markets in all regions in which it operates may offer attractive opportunities in the future. These markets are, however, considerably less stable than more established markets and continue to be troubled. For the foreseeable future, the Company does not anticipate that it will generate revenues in material amounts from Russia or certain other emerging markets. In Asia, the instability of the currency and the financial system could negatively affect the Company's net sales. Accordingly, there can be no assurance that the Company will be able to increase its revenues from the emerging markets in which it operates.


FOREIGN EXCHANGE RATE FLUCTUATIONS

The Company sells and markets its products worldwide. A major risk associated with such worldwide operations is the fluctuation of foreign exchange rates, particularly the Japanese yen, German mark, and euros. Although the Company engages in some foreign exchange hedging, fluctuations in foreign currencies could have a material adverse effect on the business and financial results of the Company.


CONTRACT MANUFACTURING, RAW MATERIALS AND SUPPLIES

The Company is dependent on certain sole source suppliers for certain finished products and components. The Company uses vendors to supply some of the raw materials and supplies necessary for the manufacture of its products, including chemicals, polyester film base, specialty paper and components, and is also dependent on a sole source of supply for some of its raw material and supplies. The Company is dependent on these suppliers' ability to meet its production needs, at a competitive cost and quality. The Company therefore could be adversely affected by the unanticipated interruption in the delivery of raw materials, supplies or product production, including as a result of the Year 2000 problem, its inability to obtain them on favorable terms, or at all, and by an increase in the costs of such products, materials and supplies if the Company were unable to pass along these price increases to its customers.


LOSS OF PATENTS AND TRADEMARKS

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

IMPACT OF THE YEAR 2000 PROBLEM


The failure of the Company and its material third party vendors and suppliers to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. The Year 2000 problem has certain inherent risks that are difficult to measure, including the Company's ability to test all material systems in a timely fashion and the readiness of third party vendors and suppliers and the Company's ability to establish and implement, if necessary, contingency plans. There can be no assurance that the Company will foresee all Year 2000 problems or correct them on a timely basis.


PART II OTHER INFORMATION

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

A declaratory judgment action was filed by the Company against the successor to the former trustee of the Polaroid Stock Equity Plan, NationsBank, NA, and its insurer, American Casualty Company. The amended complaint in the action, POLAROID CORPORATION V. NATIONSBANK, NA., A SUCCESSOR TO NATIONSBANK OF GEORGIA, NA., AND AMERICAN CASUALTY COMPANY OF READING, PENNSYLVANIA, was filed in the United States District Court for the District of Massachusetts on June 21, 1999. The former trustee and its insurer both indicated they would seek indemnification for costs incurred in this action by the Company. The Company has requested the court to rule that the Company is not liable under an indemnity provision of the Trust Agreement between the Company and the former trustee for attorney fees incurred by the declaratory defendants in defending claims by the United States Department of Labor that NationsBank breached its fiduciary duty as trustee, or for the resulting settlement amounts paid by the defendants.

In April 1999, a tribunal of the International Chamber of Commerce's International Court of Arbitration entered a ruling against the Company's wholly-owned subsidiary, Polaroid Far East Limited, in an arbitration proceeding brought by Columbia Enterprises for breach of two distributor agreements regarding the distribution of photographic equipment in the Philippines in 1996. The proceeding has entered the damages phase, but the Company cannot predict the likely amount of the award.

On June 23, 1999 Polaroid received Notice of Service of Process in a patent infringement action filed against Polaroid Corporation and many others by the Lemelson Medical, Education and Research Foundation alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The Company believes the suit to be without merit and intends to defend it vigorously.

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

Due to a wide range of estimates with regard to response costs at these sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning these sites. In each case in which the Company is able to determine its likely exposure, such amount has been included in the Company's reserve for environmental liabilities. The Company's aggregate reserve for these liabilities as of September 26, 1999 was $1 million. The Company currently estimates that the majority of the $1 million amount reserved for environmental liabilities on September 26, 1999 will be payable over the next two to three years. The Company's analysis of data that underlies its establishment of this reserve is undertaken on a quarterly basis. The Company will continue to accrue in its reserve such amounts, as management believes appropriate from time to time as circumstances warrant.

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

None in the third quarter of 1999.



ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (10.1) Amendment No. 2 dated as of September 10, 1999 to the $350,000,000 Amended and Restated Credit Agreement (the $350,000,000 Amended and Restated Credit Agreement was previously filed in a Current Report on Form 8-K dated January 21, 1999).

     (10.2) 72.5 million euros Loan Agreement dated as of August 3, 1999 between Polaroid (U.K.) Limited (a wholly owned subsidiary of Polaroid Corporation) as borrower; Polaroid Corporation as guarantor and Deutsche Bank AG and ABN AMRO BANK NV as lenders, Deutsche Bank AG, Amsterdam as agent, Deutsche Bank Securities and ABN AMRO BANK NV as co-arrangers, and ABN AMERO BANK NV.

     (12)     Ratio of Earnings to Fixed Charges.

     (15)     Letter from KPMG LLP re: unaudited interim financial information.

     (27)     Financial Data Schedule.



(b) Reports on Form 8-K:

During the third quarter of 1999, the Company did not file any current reports on Form 8-K.

                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    POLAROID CORPORATION
                                    -------------------------------
                                    (Registrant)






                                    /s/ JUDITH G. BOYNTON
                                    -------------------------------
       November 8, 1999              Judith G. Boynton
                                     Executive Vice President and
                                     Chief Financial Officer