Form 10-K
period 1999-12-31
POLAROID CORP
filed 2000-03-28
CIK 79326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal year ended December 31, 1999
                                        OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from to

                         Commission File Number 1-4085
                            ------------------------

                              POLAROID CORPORATION

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                 04-1734655
              (State or other jurisdiction of                                   (I.R.S. Employer
               incorporation or organization)                                  Identification No.)
        784 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS                                  02139
          (Address of principal executive offices)                                 (zip code)
    Registrant's telephone number, including area code:                          (781) 386-2000
Securities registered pursuant to Section 12(b) of the Act:
                    Title of each class                             Name of each exchange on which registered
------------------------------------------------------------        -----------------------------------------
            Common Stock, par value $1 per share                             New York Stock Exchange
                                                                             Pacific Stock Exchange
                   11 1/2% Notes due 2006                                    New York Stock Exchange
                Rights to Purchase Series A                                  New York Stock Exchange
          Participating Cumulative Preferred Stock                           Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_  No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of voting stock held by non-affiliates as of March 15, 2000: $1.2 billion

        Common Stock outstanding as of March 15, 2000: 44,718,674 shares

Documents incorporated by reference:

    Polaroid Corporation Annual Report to Stockholders for 1999--Parts I, II and IV

    Polaroid Corporation 2000 Proxy Statement, dated April 12, 2000--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL BUSINESS

    Polaroid Corporation, together with its consolidated subsidiaries (the "Company"), incorporated in 1937 as a Delaware corporation, generated worldwide net sales of approximately $2.0 billion in 1999. The Company is the leading instant imaging company in the world and is the only manufacturer of traditional silver-halide, or chemical-based, instant cameras and film in the United States. The Company's principal products are instant film, instant and digital cameras, digital peripherals, secure identification systems, software and system solutions. In addition, the Company designs, develops, manufactures and/or markets hardware accessories for the instant imaging market, conventional 35mm cameras and film and videotapes. The Company has also operated certain non-core businesses such as graphics, which was contributed to a joint venture in 1999, sunglasses, which was rationalized in 1999, and polarizer and holography which have been or are in the process of being exited.

BUSINESS STRATEGY

    The Company's strategy for growth is based on revitalizing its core imaging business and linking its instant imaging expertise to digital imaging. The Company's plan to implement its strategies includes utilizing its position as the worldwide leader in instant imaging products, its widely recognized brand name, its global distribution network and its technical expertise. In addition, the Company has taken actions in recent years to fundamentally alter the way it conducts business, including reducing the cost of developing, manufacturing and distributing the Company's products, rationalizing manufacturing operations, delivering new products more efficiently, improving operating efficiency by continuing to reduce selling, general and administrative expenses, and upgrading its centralized information systems.

THE CORE BUSINESS STRATEGY

    The Company began its plan to revitalize its core imaging business in 1996 with the goal of introducing between 20 and 25 new products or product line extensions per year in 1998 and 1999 and will continue to introduce a number of new products each year thereafter. In addition to new products, the Company is promoting new uses of and new markets for its products and technology and is targeting new demographic segments, such as young adults, teens and children to achieve wider distribution of its products. The Company has also taken actions in recent years, including restructuring and establishing partnerships, to modify its core imaging business model. Historically, the Company's profits were primarily generated by sales of instant film, rather than from sales of instant cameras. Under the modified business model, the Company is designing, manufacturing, pricing and positioning its cameras to be more profitable.

LINKING INSTANT IMAGING TO THE DIGITAL FUTURE

    The Company believes that there will be significant growth in the creation and communication of digital images over the next several years and the Company intends to build selectively on emerging trends in the digital imaging market. As part of its evolving digital strategy, the Company plans to leverage its imaging technology and instant media expertise to develop products that create, capture, transmit and especially print digital images. The Company's traditional silver-halide instant film is an excellent medium for digital imaging because it can provide the user with high quality, hardcopy images anytime, anywhere. Much of the Company's imaging knowledge base is also transferable to the digital arena.

    Digital imaging provides individuals, businesses and governments the ability to capture images that can be manipulated, transmitted over long distances electronically, stored as computer files and combined with text and other codes. The Company is currently the number-one seller of digital cameras in the mass merchandising channel and among the top digital brands in all channels based on independent surveys by

ACNielsen. However, the Company's plans are not limited to digital cameras and related media. The Company, through the use of established partnerships, is also considering opportunities in the handheld, mobile and wireless market along with various Internet applications that can build from the Company's new product, commercial and professional customer bases.

COMPETITIVE STRENGTHS

    There are a number of factors that the Company believes provide it with an advantage relative to its competitors. The Company is the worldwide leader in the instant imaging market and the leader in the United States, Europe and Japan, which are the Company's three major markets. The Company has established strong brand recognition throughout the world from its position as the market leader in instant imaging and its marketing efforts. The Company leverages its brand recognition to support the implementation of the strategies outlined above.

    The Company has a steady source of recurring cash flow. Instant cameras and film, including certain of the Company's new products, generate approximately 75% of the Company's net sales and a significant portion of the Company's cash flow. Because the Company's instant cameras and other imaging devices use its instant film, previously sold instant cameras and other imaging devices generate recurring sales of the Company's instant film that contribute to its cash flow.

    The Company has demonstrated its ability to successfully develop and market new products. In 1999, the Company introduced more than 20 new products or product line extensions. The Company believes that its ability to successfully develop and market new products, combined with its ability to leverage its technical expertise in instant imaging, commercialize its instant media expertise and implement faster product design and manufacturing processes provide it with a strong position relative to its competitors in the sectors of the markets in which it chooses to compete.

    The Company has reduced its costs and improved operating efficiencies through a number of restructuring and other business strategy decisions. Since 1995, the Company has undertaken a number of restructuring programs that have closed or consolidated facilities and reduced the size of its workforce.

    Finally, the Company is led by a strong and incentivized management team headed by Chairman and Chief Executive Officer, Gary T. DiCamillo, whose contract was renewed by the Company's Board of Directors in January 2000 for a period of three years.

WORLDWIDE BUSINESS OPERATIONS

    The Company is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all countries in North and South America. The European Region includes all of the countries comprising the European continent, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, China, Australia and the Asian continent, excluding Russia. These three regions consist of sales and marketing operations which are managed on a regional basis. Global Operations include worldwide activities associated with manufacturing, distribution, logistics, new product manufacturing development and inventory management. Research and Development is comprised of corporate research and engineering activities. The Global Operations and Research and Development segments are managed on a centralized basis.

    Additionally, the Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, general and administrative functions and certain other corporate functions, including worldwide restructuring activities.

PRODUCTS

    The Company designs, develops, manufactures and markets instant and digital imaging and related products. The Company's products are manufactured for worldwide consumption and are tailored, often through changing packaging and cosmetic features, for regional customers. The Company's principal products, which are described above, were sold in all regions and represented approximately 85% of the Company's net sales for the year ended December 31, 1999 and instant cameras and instant film alone represented approximately 75% of the Company's net sales for the year ended December 31, 1999.

    The Company's strategy is based on the introduction of new products and product line extensions to the market. In 1999, the Company introduced more than 20 new products or product line extensions and has unveiled its plans for approximately 20 more new products or product line extensions to be introduced in 2000. The following are some of the products that resulted from the Company's strategies:

    - the Polaroid I-Zone Instant Pocket Camera and Film, the world's smallest instant camera and film, which were introduced in the United States during the second half of 1999;

    - the Polaroid JoyCam Camera, a low cost version of the Polaroid Captiva Camera, which was introduced in the United States during the second half of 1999;

    - the Polaroid PopShots Single-Use Camera, the first single-use instant camera, which was introduced in the United States during the first half of 1999;

    - the Polaroid PDC 700 digital camera that features higher resolution and built in memory and operates with the Polaroid PhotoMax Image Maker software, which was introduced during 1999;

    - the Polaroid SP 350, which is a self-contained digital video system designed for making color or black and white instant photographs for official documents, such as passports and visas, which was introduced in 1998;

    - the Polaroid Smart Security Card System, that produces Polaroid electronic ID cards that store biometric and digital signatures while personalizing the card with surface text, photos and other variable data, which was introduced in 1999.

COMPETITION

    The Company operates in the worldwide imaging market. The sectors of the market in which the Company operates are highly competitive in design, product performance, quality, service and price. Both instant silver-halide and digital imaging products from other manufacturers compete directly with the Company in meeting customers' and users' imaging needs. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. Although there are situations where the Company faces competition from local and regional companies, it typically competes with global organizations in all regions. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced selected new products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation and others. Many of the Company's competitors are larger and have greater financial and other resources. The other markets in which the Company operates are more fragmented and, therefore, it is more difficult to assess the competitive risks that the Company faces. The effects of competition can be price pressure on the Company's existing products, substitutions of other imaging solutions and shorter product life cycles.

CUSTOMERS

    The Company sells its products to a variety of customers that include mass merchandisers, food, drug, discount and department stores; specialty photography stores; wholesalers; original equipment manufacturers; and independent agents in the United States. Internationally, the Company sells its products to a variety of customers and to unaffiliated distributors through wholly-owned marketing subsidiaries. In 1999, the Company achieved significant growth in its worldwide distribution by adding approximately 50,000 points of new mass market distribution, many of which were in channels where the Company was not previously represented.

    The Company has one customer, Wal-Mart Stores, Inc., that accounted for approximately 12.5% of its net sales in 1997, 13.0% in 1998 and 14.8% in 1999. Most of the Company's sales to Wal-Mart Stores, Inc., related to the Americas Region. No other customer accounted for more than 10% of the Company's total net sales during those periods.

EMPLOYEES

    The Company had approximately 10,011 employees at December 31, 1997, 9,274 at December 31, 1998 and 8,784 at December 31, 1999. In addition, the Company had approximately 500 non-employee temporary workers at December 31, 1997, 532 at December 31, 1998 and 443 at December 31, 1999. In 1997, the Company recorded restructuring and other charges that included a provision for approximately 1,800 employees that were expected to leave the Company under an involuntary severance program. The severance component of the 1997 restructuring was expanded in 1998 to include approximately 1,000 additional employees. Of the total 2,800 employees expected to be terminated under the involuntary severance program, approximately 13% will be from the Americas Region, 20% from the European Region, 7% from the Asia Pacific Region, 46% from Global Operations, 7% from Research and Development, and the remaining 7% from Corporate. At
December 31, 1999, approximately 2,580 of the expected terminations had occurred and the Company expects the remaining terminations to occur by mid-2000. In 1999, the Company added over 1,000 direct labor employees in the Global Operations segment to expand its manufacturing capacity in certain overseas locations that were not included in the Company's restructuring. The additional capacity and related employees were required to support the demand for the Company's new products.

    For information about the Company's restructuring and other charges, see "Restructuring and Other Charges" within "Management's Discussion and Analysis of Operations" on pages 25 to 27 of the Annual Report, which pages are incorporated by reference.

REGIONAL SALES AND MARKETING OPERATIONS

    The Company competes in selected sectors of the worldwide imaging market in each of its geographic segments: the Americas Region; the European Region and the Asia Pacific Region. In each region, the Company has two principal markets for its traditional chemical-based imaging products, the market for instant cameras and film for personal photography and the market for commercial applications. While the products in each of the regions are similar, the mix between personal photography and commercial applications vary by region and between countries within a region.

    In order to leverage the marketing of the Company's technologies and products, the Company manages its sales and marketing operations on a regional basis. This alignment affords the region the opportunity to develop advertising and promotional programs, organize its distribution structure, target its communications, and tailor its product portfolio to meet the needs of the marketplace. Regional management of the sales and marketing functions enables the Company to deliver products to its customers in a cost-effective manner and affords the greatest chance of success.

    For financial information regarding the Company's segments, see Note 13, "Business", on pages 49 to 50 of the Company's 1999 Annual Report to Stockholders (the "Annual Report"), which pages are incorporated by reference.

AMERICAS REGION

CUSTOMERS

    The Americas Region sells its products through mass merchandisers, food, drug, discount and department stores; specialty photography stores; wholesalers; original equipment manufacturers; independent agents; and distributors and through wholly-owned subsidiaries.

EMPLOYEES

    The Americas Region had approximately 1,200 employees at December 31, 1997, 1,050 at December 31, 1998 and 825 at December 31, 1999. In addition, the Americas Region had approximately 150 non-employee temporary workers at December 31, 1997, 110 at December 31, 1998 and 100 at December 31, 1999.

REAL ESTATE

    In the Americas Region as of December 31, 1999, the Company occupied approximately 170,000 square feet of space of which approximately 49% is owned by the Company.

EUROPEAN REGION

CUSTOMERS

    The European Region sells its products primarily through wholly-owned marketing subsidiaries in Western Europe and unaffiliated distributors, generally on an exclusive basis, in countries outside of Western Europe. No customer in the European Region accounted for more than 10% of the Company's net sales in 1997, 1998 or 1999.

EMPLOYEES

    The European Region had approximately 1,000 employees at December 31, 1997, 850 at December 31, 1998 and 800 at December 31, 1999.

REAL ESTATE

    In the European Region, as of December 31, 1999, the Company occupied approximately 220,000 square feet of space of which approximately 44% is owned by the Company.

ASIA PACIFIC REGION

CUSTOMERS

    The Asia Pacific Region sells its products primarily through wholly-owned marketing subsidiaries and unaffiliated distributors, generally on an exclusive basis. No customer in the Asia Pacific Region accounted for more than 10% of the Company's net sales in 1997, 1998 or 1999.

EMPLOYEES

    The Asia Pacific Region had approximately 500 employees at December 31, 1997, 450 at December 31, 1998 and 350 at December 31, 1999.

REAL ESTATE

    In the Asia Pacific Region, as of December 31, 1999, the Company occupied approximately 164,000 square feet, all of which is leased by the Company.

GLOBAL OPERATIONS

    The Global Operations segment includes the Company's manufacturing, distribution, logistics and inventory management functions which are managed on a worldwide basis. It is the Company's strategy to manufacture in-house those products which are proprietary in nature or for which the Company maintains a core competency. Significant portions of the Company's products other than instant film have been outsourced to third-party manufacturers. The Company's primary distribution facilities are located in the United States and The Netherlands. The Company makes product sourcing decisions on a worldwide basis in an effort to optimize cost and customer service.

EMPLOYEES

    The Global Operations segment had approximately 5,900 employees at December 31, 1997, 5,600 at December 31, 1998 and 5,700 at December 31, 1999. In addition, Global Operations had approximately 250 non-employee temporary workers at December 31, 1997, 350 at December 31, 1998 and 300 at December 31, 1999 that were primarily in manufacturing activities in the United States.

REAL ESTATE

    In the Global Operations segment, as of December 31, 1999, the Company occupied approximately 4.3 million square feet of space of which approximately 87% is owned by the Company.

CONTRACT MANUFACTURING, RAW MATERIALS AND SUPPLIES

    The Company uses a variety of raw materials and supplies in the manufacture of its products, including chemicals, polyester film base, specialty papers and electronic components. The Company purchases these products except for a few raw materials used in low volumes that it manufactures. In the past several years, the raw material and supplies used by the Company have been available in sufficient quantities and at satisfactory prices to meet the requirements of the Company's manufacturing operations. The Company believes the raw materials and supplies it uses will be available in sufficient quantities to meet the current demand for its products. In addition, the Company utilizes third-parties for the manufacture of certain products other than instant film and certain sub-assemblies. The Company is dependent on certain sole source suppliers for certain finished goods and components, some of which are critical to the manufacture of instant film.

MANUFACTURING

    The Global Operations segment includes manufacturing sites located in Waltham, Norwood, and New Bedford, Massachusetts; Dumbarton, Scotland; Enschede, The Netherlands; Queretaro, Mexico and Shanghai, China. Approximately 5,500 employees at December 31, 1997, 5,200 at December 31, 1998 and 5,300 employees at December 31, 1999 were involved in manufacturing activities worldwide.

    The manufacture of instant film is a vertically integrated process that has two major steps: the production of photographic materials, principally photographic negatives; and the assembly of film packs. The Company makes photographic negatives by purchasing and producing custom chemicals and coating them on the film sheets using its own proprietary technology. In addition, some of the Company's instant integral films carry their own battery rather than placing it in the camera. The Company conducts these processes in the United States because the production is capital intensive, the manufacturing process uses the Company's own proprietary technology and the process of coating film requires clean and controlled conditions which the Company can control better locally. The assembly of film packs, by contrast, is highly mechanized. The Company assembles film packs in the United States, The Netherlands, Scotland and Mexico. The Company allocates the production of film packs to each of those four sites to reduce the time to market and the total cost depending on the intended market.

    The Company manufactures cameras using a proprietary plastic lens molding technology that optimizes product performance and controls the cost of production. The Company either performs the final assembly of cameras at its facilities in Scotland and China or contracts final assembly to third-parties.

    The Company manufactures certain digital imaging products that use the Company's proprietary technology at its facilities in the United States and Scotland. The Company purchases its other digital imaging products from original equipment and other manufacturers.

    The Company believes that the capacity of the Company's manufacturing facilities is sufficient to meet the current demand for its products. All of the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition.

ENVIRONMENTAL COMPLIANCE

    The Company's environmental compliance is primarily associated with the Global Operations and Research and Development segments. The Company expects approximately 3% of its projected capital spending in 2000 or, approximately $5 million, to be related to environmental projects.

    For information regarding environmental compliance see Note 14, "Contingencies", on pages 50 to 51 of the Annual Report, which pages are incorporated by reference.

RESEARCH AND DEVELOPMENT

    The Research and Development segment is managed centrally and charged with the mission of creating value through technology with multiple applications. It is from this technology base that the Company develops and introduces new products each year. Research and Development plays an important role for the Company. Beginning in 1995, the Company shifted its focus regarding research, engineering and development towards more selected, commercially-oriented applications. To meet its goal of developing and introducing a number of new products each year, the Company has trained and equipped its research, engineering and development personnel to adapt its existing technology to new products and applications. In addition, the Company is seeking to leverage its intellectual property by licensing patents and by entering joint development efforts with third parties to reduce its exposure to competitive forces and new emerging technologies.

    Research and Development segment costs were approximately $116 million in 1997, $120 million in 1998 and $86 million in 1999. In 2000, the Company expects to spend approximately $86 million on research and engineering activities.

EMPLOYEES

    The Research and Development segment had approximately 900 employees at December 31, 1997, 660 at December 31, 1998 and 550 at December 31, 1999. In addition, the Research and Development segment had approximately 80 non-employee temporary workers at December 31, 1997, 20 at December 31, 1998 and 10 at December 31, 1999.

REAL ESTATE

    In the Research and Development segment, as of December 31, 1999, the Company occupied approximately 537,000 square feet of space of which approximately 46% is owned by the Company.

CORPORATE

    The Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, general and administrative functions and certain other corporate functions, including worldwide restructuring activities. Funding of working capital and investment requirements for the segments is managed centrally by the treasury function. See "Financial Liquidity and Capital Resources" within "Management's Discussion and Analysis of Operations" on pages 27 to 28 of the Annual Report, which pages are incorporated by reference, for further information regarding funding of working capital requirements.

    In 1997, the Company recorded restructuring and other charges of $340 million which consisted of severance costs, impairment losses on certain long-lived assets, other asset write-downs and exit costs associated with certain businesses. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 restructuring program. For information about the Company's restructuring and other charges, see "Restructuring and Other Charges" within "Management's Discussion and Analysis of Operations" on pages 25 to 27 of the Annual Report, which pages are incorporated by reference.

PATENTS AND TRADEMARKS

    The Company believes that its patents are important to its business. In 1999, the Company continued to obtain patents and to pursue efforts to license a portion of its portfolio of over 1,000 active U.S. patents. In addition, the Company owns a number of valuable trademarks, including the trademark "Polaroid", which are important to its business.

ITEM 2. PROPERTIES

    The Company's worldwide headquarters are located in Cambridge, Massachusetts. The Company has manufacturing facilities and marketing distribution centers throughout the world. At December 31, 1999, most of the Company's research, marketing, administration and other corporate offices were located in Cambridge, Waltham and Wayland, Massachusetts. The Cambridge properties have leases that expire between 2000 and 2013. In 1999, the Company relocated many of its Cambridge-based employees to a facility in Wayland, Massachusetts, which has been leased for a term of ten years. In addition, in 1999, the Company relocated its distribution operations from Needham, Massachusetts to a new facility in Norton, Massachusetts which has been leased for a period of 15 years.

    Since 1997, the Company has sold 12 properties for approximately
$187 million of net cash proceeds having benefited from the high commercial real estate prices in eastern Massachusetts. The Company has reinvested approximately $56 million of the net cash proceeds from the sale of real estate in existing or newly leased properties since 1997.

    At December 31, 1999, over 95% of the Company's property in the United States was located in Massachusetts. These properties are summarized in the following:

                                                                 MASSACHUSETTS PROPERTIES
                                                                   AT DECEMBER 31, 1999
                                                              ------------------------------
                                                               OWNED      LEASED     TOTAL
                                                              --------   --------   --------
                                                              (IN THOUSANDS OF SQUARE FEET)
Location:
  Waltham...................................................   1,551         17      1,568
  New Bedford...............................................     739         --        739
  Norwood...................................................     535         --        535
  Cambridge.................................................      90        307        397
  Norton....................................................      --        330        330
  Wayland...................................................      --        237        237
  Bedford...................................................      --        125        125
  Newton....................................................      --         53         53
                                                               -----      -----      -----
Total.......................................................   2,915      1,069      3,984
                                                               =====      =====      =====

    In the United States, the Company currently maintains a network of three distribution centers in Oakbrook, Illinois, Norton, Massachusetts, and Santa Ana, California. The Company also has eight regional sales offices in other locations throughout the United States.

    The Company's main properties located outside the United States house the manufacturing facilities and regional marketing subsidiaries and sales offices. The principal foreign manufacturing facilities are located in Enschede, The Netherlands, Dumbarton, Scotland, Queretaro, Mexico and Shanghai, China. These facilities also contain some administrative and regional marketing activities. The manufacturing properties are summarized in the following:

                                                                 MANUFACTURING FACILITIES
                                                                      OUTSIDE OF THE
                                                                     UNITED STATES AT
                                                                    DECEMBER 31, 1999
                                                              ------------------------------
                                                               OWNED      LEASED     TOTAL
                                                              --------   --------   --------
                                                              (IN THOUSANDS OF SQUARE FEET)
Location:
  The Netherlands...........................................     485         --        485
  Scotland..................................................     374         --        374
  Mexico....................................................     215          2        217
  China.....................................................      --        115        115
                                                               -----      -----      -----
Total.......................................................   1,074        117      1,191
                                                               =====      =====      =====

    The Americas Region has marketing subsidiaries and sales offices in Argentina, Brazil, Canada, Mexico and Puerto Rico and certain other South American countries. The European Region marketing subsidiaries and sales offices are located in England, France, Germany, Italy, Scotland, Spain and certain other European countries. The Asia Pacific Region marketing subsidiaries and sales offices are located in Australia, China, Hong Kong, Japan, Korea and Malaysia and certain other countries in Asia.

ITEM 3. LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings see Note 14, "Contingencies", on pages 50 to 51 of the Annual Report, which pages are incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    None in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    See the table entitled "Quarterly Financial Data" on page 51 of the Annual Report, which page is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

    See the table entitled "Ten Year Financial Summary" on pages 52 to 53, of the Annual Report, which pages are incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Management's Discussion and Analysis of Operations" on pages 19 to 32 of the Annual Report, which pages are incorporated by reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "goal", "outlook", "target", "intend", "will", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors, which include, but are not limited to those set forth below. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission.

ABILITY TO REVITALIZE THE CORE IMAGING BUSINESS

    Revitalizing the Company's core imaging business is an important part of its strategy. To revitalize the core imaging business, the Company's plan calls for, among other steps, the introduction of a number of new products each year, increased instant camera sales at profitable prices, continued penetration of retail outlets that are frequented by teens and young adults, the continued reduction of costs and the improvement of operating efficiencies from restructuring. The Company's plan to increase profits relies on successful implementation of this strategy.

    As part of this strategy, the Company is promoting new uses of, and new markets for, its products and technology and is targeting new demographic segments, such as children, teens and young adults, through product innovations and marketing campaigns. In addition to these marketing campaigns, it is necessary to promptly design, develop, manufacture, market and deliver innovative imaging products to market. There can be no assurance that the Company will be able to effectively implement this strategy on a continuous basis. If this strategy is not successful, the Company's business and results of operations could be negatively impacted. Similarly, a decline in retail demand could have a material effect on the Company's business and financial results.

DEVELOPING DIGITAL IMAGING PRODUCTS MARKET

    The Company's plans to develop its digital imaging business call for, among other things, the transfer of the Company's technology and expertise in instant imaging to the developing market for digital imaging products, the commercialization of products that show promise and the development, manufacture and marketing of new digital imaging products in anticipation of changing trends among end-users of these products. The Company faces several risks in implementing this strategy, including its ability to successfully anticipate and respond to trends in the rapidly changing digital imaging business, to develop and market new digital imaging products in a timely and profitable manner, to develop relationships and alliances with other companies in the field and to market digital imaging products in a focused and effective way. The digital imaging business is highly competitive. In addition, the digital imaging business, for many companies, carries high research and development and other costs and is a relatively low margin business. There can be no assurance that the Company will be able to compete effectively or profitably in the digital imaging business on a continuous basis. In addition, the market for digital imaging products is evolving in rapid and, in some cases, unpredictable ways and may erode the growth or absolute size of the Company's instant imaging business.

HIGHLY COMPETITIVE MARKETS

    The timing and introduction of new products by the Company's competitors could have a material negative impact on the Company's introduction of new or enhanced products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. In the instant imaging market, the Company faces competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced selected new products in Japan and Europe. In the digital imaging market, the Company faces competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, and others. Many of the Company's competitors are larger and have greater financial and other resources. There can be no assurance that the Company will be able to compete successfully on a continuous basis and its failure to do so could have a material adverse effect on its business and financial results.

NET LOSSES

    The Company has experienced net losses in prior years. If net losses were to recur, the Company may be required to find additional sources of funding to fund operating deficits, implement its business strategy and meet anticipated capital expenditures, research and development costs and financing commitments. There can be no assurance that if the Company needs to obtain additional financing, that it will find it on acceptable terms or that it would be permitted under the Amended Credit Agreement, the U.K. Credit Agreement or the indenture governing the 2006 Notes.

SUBSTANTIAL LEVEL OF DEBT

    The Company has a significant amount of debt. The Company's level of debt could have important consequences to investors or stockholders. For example, it could: make it more difficult to satisfy its debt and other obligations; increase the Company's vulnerability to general adverse economic and industry conditions; limit the Company's ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of the Company's cash flow to fund working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; place the Company at a competitive disadvantage compared with its competitors that are less leveraged and limit its ability to borrow additional funds.

RESTRICTIONS IMPOSED BY THE COMPANY'S DEBT AND FINANCIAL FLEXIBILITY

    The Company has financial and other restrictive covenants in the Company's debt instruments including restrictions in the event of a change in control. Failure to comply with these covenants could result in an event of default under the Amended Credit Agreement, the U.K. Credit Agreement, the indenture governing the 2006 Notes and certain of the agreements governing short-term lines of credit. If such default is not cured or waived, it could have a material adverse effect on the Company.

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

CUSTOMER CONCENTRATION

    One customer, Wal-Mart Stores, Inc., ("Wal-Mart") comprises over 10% of the Company's net sales. Net sales to this customer as a percentage of the Company's annual net sales totaled 12.5% in 1997, 13.0% in 1998 and 14.8% in 1999. If Wal-Mart or several of the Company's other top customers were to stop purchasing the Company's products or significantly change their purchasing practices, there would be a material adverse effect on the Company's business and financial results.

FOREIGN EXCHANGE RATE FLUCTUATIONS

    The Company sells and markets its products worldwide. A major risk associated with the Company's worldwide operations is the fluctuation of foreign exchange rates, particularly the Japanese yen and euro. Although the Company engages in some foreign currency hedging, fluctuations in foreign currencies could have a material adverse effect on the business and financial results of the Company.

FAILURE TO REDUCE CYCLE TIME

    The Company has already reduced and is committed to further reduce its cycle time in bringing new products to market. There is no guarantee that the Company will succeed in this endeavor. Shorter cycle times present a challenge for the effective management of the transition from existing products to new products and could negatively impact the Company's future operating results.

CONTRACT MANUFACTURING, RAW MATERIALS AND SUPPLIES

    The Company is dependent on certain sole source suppliers for certain finished products and components. The Company uses vendors to supply some of the raw materials and supplies necessary for the manufacture of its products, including chemicals, polyester film base, specialty paper and components. The Company is dependent on these suppliers' ability to meet its production needs at a competitive cost and quality.

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

POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES

    The Company's businesses and facilities are subject to a number of federal, state and local laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Under certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation, removal or remediation of hazardous materials at that property. These laws typically impose a liability whether or not the owner or operator of the land knew of, or was responsible for, the presence of the hazardous materials or for the disposal or treatment of hazardous materials. The owner or operator may also be liable for the costs of investigation, removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that party.

    Because the Company owns and operates a number of facilities and because it arranges for the disposal of hazardous materials at many disposal sites, the Company expects to incur costs for investigation, removal and remediation, as well as capital costs associated with the compliance of these laws. In addition, changes in environmental laws or unexpected investigations and clean-up costs could have a material adverse effect on the Company's business and financial condition.

DEPENDENCE ON KEY PERSONNEL

    The Company's success depends on the continued contribution of a number of key senior managers and the loss of the services provided by them could have a material adverse effect on the Company. In particular, the loss of services provided by Gary T. DiCamillo, the Chairman and Chief Executive Officer, as well as certain other senior managers, could have a material adverse effect on the Company's business and development. If that were to occur, there is no assurance that the Company would be able to locate qualified personnel or employ them on acceptable terms or on a timely basis.

    In addition, the Company's continued growth depends in part on its continuing ability to attract and retain qualified senior managers who can implement the Company's business strategy. There can be no assurance that the Company will be able to attract and retain such senior managers.

IMPACT OF THE YEAR 2000 PROBLEM

    The failure of the Company's material third-party customers, suppliers and vendors to make their systems Year 2000 compliant could have a material adverse impact on the results of operations and financial condition of the Company. The Year 2000 problem continues to have certain inherent risks that are difficult to measure and that could arise during 2000. There can be no assurance that the Company or its material third party customers, suppliers and vendors will foresee all Year 2000 problems that could yet occur during the year and be able to correct them on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates relative to its market risk sensitive instruments and positions as described below. To reduce its risk and costs associated with its non-functional currency operating activities, the Company manages its exposures to foreign currency exchange rate changes through its operating and financing activities. In this regard, the Company borrows non-functional currencies and purchases forward exchange contracts to reduce the impact of foreign exchange on its non-functional currency net asset exposures. In addition, the Company purchases foreign currency options to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange rate movements. The Company does not purchase financial instruments for trading or other speculative purposes.

INTEREST RATE RISKS

    The Company is exposed to interest rate risk primarily related to its borrowing activities. The Company borrows U.S. dollars to fund its working capital and investment requirements. The Company borrows foreign currencies primarily to manage its non-functional currency net asset exposures as more fully explained under "Foreign Currency Exchange" within "Management's Discussion and Analysis of Operations" on pages 28 to 29 of the Annual Report, which pages are incorporated by reference. The following table summarizes principal payments, related average interest rates by contractual maturity date and fair value information as of December 31, 1999 for the Company's borrowing activities:

                                                       PRINCIPAL PAYMENTS AND INTEREST RATES BY MATURITY DATES
                                                                       AS OF DECEMBER 31, 1999
                                      -----------------------------------------------------------------------------------------
                                                                                                DUE
                                        2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                                      --------   --------   --------   --------   --------   ----------   --------   ----------
                                                             (IN MILLIONS, EXCEPT AVERAGE INTEREST RATE)
SHORT-TERM DEBT:
Variable rate (U.S. dollars)........    $235          --        --          --         --          --       $235        $235
Average interest rate...............     7.6%                                                                7.6%
Variable rate (non-U.S. dollars)....    $ 24          --        --          --         --          --       $ 24        $ 24
Average interest rate...............     4.7%                                                                4.7%

LONG-TERM DEBT:
Fixed rate (U.S. dollars)...........      --          --     $ 150          --         --       $ 425       $575        $533
Average interest rate...............                          6.75%                              10.0%       9.2%

    As more fully explained under "Foreign Currency Exchange" within "Management's Discussion and Analysis of Operations" on pages 28 to 29 of the Annual Report, which pages are incorporated by reference, the Company has used over-the-counter currency exchange swaps to reduce interest expense incurred on its foreign currency denominated debt. However, there were no currency exchange swaps outstanding at December 31, 1999.

    For information about the Company's short-term and long-term debt, see
Note 6, "Short-term Debt", on pages 44 to 45 of the Annual Report and Note 8, "Long-term Debt" on page 45 of the Annual Report, which pages are incorporated by reference.

FOREIGN CURRENCY EXCHANGE RISK

    As more fully explained under "Foreign Currency Exchange" within "Management's Discussion and Analysis of Operations" on pages 28 to 29 of the Annual Report, which pages are incorporated by reference, the Company purchases U.S. dollar call/foreign currency put options which allow it to protect a portion of its expected foreign currency denominated revenues. The Company also uses forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The purchased currency options and forward exchange contracts outstanding at December 31, 1999 were primarily denominated in Japanese yen and euros. Because the impact of purchased options and forward exchange contracts were not material to the Company's financial position at December 31, 1999 or the results of its operations for the year then ended, the effect of an assumed 10% adverse change in the foreign currency exchange rates on the contracts outstanding at December 31, 1999 would not be material to the Company's financial position or results of its operations.

    The Company does not quantify foreign currency exchange rate risk associated with its expected foreign currency denominated revenues or its net monetary assets denominated in nonfunctional currencies. However, these exclusions do not affect the usefulness of the sensitivity analysis related to the fair value of the Company's outstanding option contracts or its outstanding forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the section entitled "Independent Auditors' Report" on page 33, the section entitled "Financial Statements" on pages 34 to 37, the section entitled "Notes to Consolidated Financial Statements" on pages 38 to 51, and Note 15, "Supplementary Financial Information" on pages 51 to 53 of the Annual Report, which pages are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) DIRECTORS--See the section entitled "Election of Directors" on pages 3 to 6 of the Company's 2000 Proxy Statement (the "Proxy Statement"), which pages are incorporated by reference.

b) EXECUTIVE OFFICERS OF THE REGISTRANT--Listed below are the executive officers of the Company as of January 31, 2000. Officers are elected annually by the Board of Directors. No family relationships exist between any of the officers.

NAME                                                          OFFICE                            AGE
----                                  ------------------------------------------------------  --------
Gary T. DiCamillo...................  Chairman, Chief Executive Officer and Director             49
Judith G. Boynton...................  Executive Vice President and Chief Financial Officer       45
John R. Jenkins.....................  Senior Vice President                                      54
Paul E. Lambert.....................  Senior Vice President                                      58
Sandra B. Lawrence..................  Senior Vice President                                      49
Thomas M. Lemberg...................  Senior Vice President                                      53
Brian D. Poggi......................  Senior Vice President                                      43
Ian J. Shiers.......................  Senior Vice President                                      52
Neal G. Goldman.....................  Vice President, General Counsel and Secretary              48
Harvey M. Greenberg.................  Vice President                                             56

    MR. DICAMILLO is Chief Executive Officer and Chairman of the Board of Directors of the Company and has been a director since 1995. Prior to joining the Company in 1995, he was employed at Black & Decker Corporation (a global marketer and manufacturer of hardware and related products for consumer and commercial applications). From 1993 to 1995, he was Group Vice President of Black & Decker Corporation and President of its Power Tools and Accessories business. From 1988 to 1993, he was President of the North America Power Tools business at Black & Decker Corporation.

    MS. BOYNTON joined the Company in 1998 as Executive Vice President and Chief Financial Officer. In January 2000, Ms. Boynton was appointed to her current position, as Executive Vice President, Business Development and Chief Financial Officer. Prior to joining the Company, she was employed as Vice President and Controller of Amoco Corporation. Prior to becoming Vice President and Controller, she held various finance management positions within Amoco.

    MR. JENKINS joined the Company in 1972 and has served in various capacities including manufacturing, logistics, finance, advertising, international operations and human resources. Mr. Jenkins was appointed to Vice President in 1996 and to his present position of Senior Vice President, Worldwide Manufacturing and Logistics in June 1999.

    MR. LAMBERT joined the Company in 1970 and has served in various capacities since joining the Company. He was promoted to Vice President, Coating Strategy and Technology in 1995, Vice President, Chemical Operations and Coating in 1996 and Vice President, Corporate Research and Development in 1997. Mr. Lambert was appointed to his current position, Senior Vice President, Corporate Research and Development in June 1999.

    MS. LAWRENCE came to the Company in 1991 from The Gillette Company where she served as Vice President--New Products and Business Development. Ms. Lawrence joined the Company as Vice President, Strategic Marketing and was appointed to her current position, Senior Vice President, Worldwide Marketing, in
August 1999.

    MR. LEMBERG joined the Company as Senior Vice President, General Counsel and Secretary in September 1996 and was promoted to his current position, Senior Vice President, Global Alliances, in September 1999. Prior to joining the Company, he served as Vice President, General Counsel and Secretary at Lotus Development Corporation from 1987 to 1995.

    MR. POGGI joined the Company in 1980 as a sales and marketing representative after leaving Proctor & Gamble. Since joining the Company he has served as Divisional Vice President, Marketing and Sales, Europe and as Vice President and head of the Company's European operations. Mr. Poggi was appointed to his current position of Senior Vice President, primarily responsible for sales and marketing in North America, in November 1999.

    MR. SHIERS came to the Company from Telstra Corporation (a global communications company based in Australia with annual revenues in excess of approximately $11 billion) in 1997 and had previously held executive roles at Motorola, Inc. and Unisys Corporation. Mr. Shiers joined the Company as Vice President, Asia Pacific Region and was appointed to his current position of Senior Vice President, primarily responsible for sales and marketing outside of North America, in November 1999.

    MR. GOLDMAN joined the Company as Vice President and Deputy General Counsel in 1997. Prior to joining the Company, he served as Vice President, General Counsel and Secretary of Nets Inc. (an e-commerce Internet company).
Mr. Goldman was appointed Vice President of the Law Department in
February 1999, and to his current position Vice President, General Counsel and Secretary in September 1999.

    MR. GREENBERG joined the Company in 1970 and has held a number of positions since joining the Company. Mr. Greenberg was appointed to his current position, Vice President, Human Resources in September 1999.

c)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
    1934--FORM 3 AND 4 REPORTING OBLIGATION--See the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of
    1934--Form 3 and 4 Reporting Obligation" on page 17 of the Proxy Statement, which page is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    See the section entitled "Executive Compensation" on pages 10 to 17 of the Proxy Statement, which pages are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the section entitled "Beneficial Ownership of Shares" on pages 7 to 8 and the section entitled "Election of Directors" on pages 3 to 5 of the Proxy Statement, which pages are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the section entitled "Election of Directors" on pages 3 to 6 of the Proxy Statement, which pages are incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                       PAGE NO.
                                                                                    --------------
A) 1.                 FINANCIAL STATEMENTS
                      Independent Auditors' Report................................             33*
                      Consolidated Statement of Earnings for the years ended
                        December 31, 1997, 1998 and 1999..........................             34*
                      Consolidated Balance Sheet as of December 31, 1998 and
                        1999......................................................             35*
                      Consolidated Statement of Cash Flows for the years ended
                        December 31, 1997, 1998 and 1999..........................             36*
                      Consolidated Statement of Changes in Common Stockholders'
                        Equity for the years ended December 31, 1997, 1998 and
                        1999......................................................             37*
                      Notes to Consolidated Financial Statements..................          38-51*
                      Supplementary Financial Information (Unaudited).............          51-53*
A) 2.                 FINANCIAL STATEMENT SCHEDULE
                      Independent Auditors' Report................................               i
                      Schedule II--Valuation and Qualifying Accounts..............              ii

    All other Financial Statement Schedules are omitted, as they are either not required or not applicable.

------------------------

* Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report by reference, the Annual Report is not to be deemed filed as part of this report.

A) 3. EXHIBITS

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
 3.1(a)                 Restated Certificate of Incorporation of Polaroid
                        Corporation as of August 20, 1973. (The Restated Certificate
                        of Incorporation, included as Exhibit 3.2(a) to Polaroid
                        Corporation's Form 10-K for the year ended December 31,
                        1988, is hereby incorporated herein by reference).

 3.1(b)                 Amendments to the Restated Certificate of Incorporation of
                        Polaroid Corporation as of May 12, 1987 (The Amendments to
                        the Restated Certificate of Incorporation, included as
                        Exhibit 3.1 to Polaroid Corporation's Form 10-Q for the
                        quarter ended June 28, 1987, are hereby incorporated herein by reference).

 3.1(c)                 Amendment to Polaroid Corporation Restated Certificate of
                        Incorporation as of June 2, 1989. (The Amendment to the
                        Restated Certificate of Incorporation, included as Exhibit
                        3.1 to Polaroid Corporation's Form 10-Q for the quarter ended July 2, 1989, is hereby incorporated herein by reference).

 3.1(d)                 Amendment to Polaroid Corporation Restated Certificate of
                        Incorporation (Certificate of Designation of Series D
                        Cumulative Convertible Preferred Stock) as of October 31,
                        1991. (The Amendment to the Restated Certificate of
                        Incorporation, included as Exhibit 3.2(e) to Polaroid
                        Corporation's Form 10-K for the year ended December 31,
                        1991, is hereby incorporated herein by reference).

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
 3.1(e)                 Amendment to Polaroid Corporation Restated Certificate of
                        Incorporation as of May 14, 1985 (The Amendment to the
                        Restated Certificate of Incorporation, included as Exhibit 3 to Polaroid Corporation's 10-Q for the quarter ended March
                        29, 1999, is hereby incorporated by reference).

 3.2                    By-Laws of Polaroid Corporation amended and restated as of
                        February 1, 1994. (The By-Laws amended and restated,
                        included as Exhibit 3.1 to Polaroid Corporation's Form 10-K for the year ended December 31, 1993, are hereby
                        incorporated herein by reference).

 4.1                    Rights Agreement dated as of September 9, 1986 between
                        Polaroid Corporation and Morgan Shareholder Services Trust
                        Company, as Rights Agent. (The Rights Agreement, included as
                        Exhibit 1 to Polaroid Corporation's Form 8-A as filed on
                        September 15, 1986, is hereby incorporated herein by
                        reference).

 4.2                    First Amendment dated as of August 16, 1988 to Rights
                        Agreement dated as of September 9, 1986 between Polaroid
                        Corporation and Morgan Shareholder Services Trust Company,
                        as Rights Agent. (The First Amendment, included as Exhibit 4 to Polaroid Corporation's Form 8 (Amendment No. 1 to the
                        Form 8-A filed on September 15, 1986) as filed on August 18,
                        1988, is hereby incorporated herein by reference).

 4.3                    Second Amendment dated as of September 14, 1988 to Rights
                        Agreement dated as of September 9, 1986 between Polaroid
                        Corporation and Morgan Shareholder Services Trust Company,
                        as Rights Agent. (The Second Amendment, included as Exhibit
                        5 to Polaroid Corporation's Form 8 (Amendment No. 2 to the
                        Form 8-A filed on September 15, 1986) as filed on September
                        15, 1988, is hereby incorporated herein by reference).

 4.4                    Supplemental Rights and Third Amendment dated as of January
                        30, 1989 to Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and Morgan Shareholder Services
                        Trust Company, as Rights Agent. (The Supplemental Rights
                        Agreement and Third Amendment, included as Exhibit 6 to
                        Polaroid Corporation's Form 8 (Amendment No. 3 to the Form
                        8-A filed on September 15, 1986) as filed on January 30,
                        1989, is hereby incorporated herein by reference).

 4.5                    Fourth Amendment dated as of February, 1989 to Rights
                        Agreement dated as of September 9, 1986 between Polaroid
                        Corporation and Morgan Shareholder Services Trust Company,
                        as Rights Agent. (The Fourth Amendment, included as Exhibit
                        7 to Polaroid Corporation's Form 8 (Amendment No. 4 to the
                        Form 8-A filed on September 15, 1986) as filed on February
                        21, 1989, is hereby incorporated herein by reference).

 4.6                    Supplemental Rights and Fifth Amendment dated as of October
                        7, 1991 to Rights Agreement dated as of September 9, 1986
                        between Polaroid Corporation and First Chicago Trust Company
                        (as successor to Morgan Shareholder Services Trust Company), as Rights Agent. (The Supplemental Rights Agreement and
                        Fifth Amendment, included as Exhibit 8 to Polaroid
                        Corporation's Form 8 (Amendment No. 5 to the Form 8-A filed on September 15, 1986) as filed on January 30, 1989, is
                        hereby incorporated herein by reference).

 4.7                    Sixth Amendment (previously designated at the Fifth
                        Amendment) dated as of March 23, 1993 to Rights Agreement
                        dated as of September 9, 1986 between Polaroid Corporation and First Chicago Trust Company, as Rights Agent. (The Sixth
                        Amendment (previously designated as the Fifth Amendment),
                        included as Exhibit 9 (previously designated as Exhibit 8)
                        to Polaroid Corporation's Form 8 (Amendment No. 6
                        (previously designated as Amendment No. 5) to the Form 8-A filed on September 15, 1986) as filed on July 2, 1993, is
                        hereby incorporated herein by reference).

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
 4.8                    Amendment dated as of June 30, 1993 to the Fifth Amendment dated as of March 23, 1993 to the Rights Agreement dated as of September 9, 1986 between Polaroid Corporation and First
                        Chicago Trust Company, as Rights Agent. (The Amendment to
                        the Sixth Amendment, included as Exhibit 10 to Polaroid
                        Corporation's Form 8 (Supplement to Amendment No. 5 and
                        redesignation thereof as Amendment No. 6 to the Form 8-A
                        filed on September 15, 1986) as filed on July 2, 1993, is
                        hereby incorporated herein by reference.

 4.9                    Seventh Amendment dated as of July 13, 1998 to Rights
                        Agreement dated as of September 9, 1986 between Polaroid
                        Corporation and BankBoston, N.A. (as successor to First
                        Chicago Trust Company), as Rights Agent. (The Seventh
                        Amendment, included as Exhibit 11 to Polaroid Corporation's
                        Registration Statement on Form 8-A/A (Amendment No. 7 to the
                        Form 8-A filed on September 15, 1986) as filed on July 13,
                        1998, is hereby incorporated herein by reference).

 4.10                   Indenture dated as of December 15, 1991 between Polaroid
                        Corporation and The First National Bank of Boston, as
                        Trustee, including form of Note. (The Indenture, included as
                        Exhibit 4.8 to Polaroid Corporation's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by
                        reference).

 4.11                   Indenture dated as of January 9, 1997 between Polaroid
                        Corporation and State Street Bank and Trust Company, as
                        Trustee, including form of Note. (The Indenture, included as
                        Exhibit 4 to Polaroid Corporation's Form 10-Q for the
                        quarter ended March 30, 1997, is hereby incorporated herein by reference).

 4.12                   Supplemental Indenture dated as of February 17, 1999 between
                        Polaroid Corporation and State Street Bank and Trust
                        Company, as Trustee. (The Supplemental Indenture, included as Exhibit 4.2 to Polaroid Corporation's Current Report on
                        Form 8-K filed on February 17, 1999, is hereby incorporated herein by reference).

 4.13                   Form of Global Notes representing the 11 1/2% Notes due
                        2006. (The Form of Global Notes representing the 11 1/2%
                        Notes, included as Exhibit 4.3 to Polaroid Corporation's
                        Current Report on Form 8-K filed on February 17, 1999, is hereby incorporated herein by reference).

10.1                    $350,000,000 Amended and Restated Credit Agreement dated as of December 11, 1998 among Polaroid Corporation, Morgan
                        Guaranty Trust Company of New York, as agent, and the Banks listed therein. (The Amended and Restated Credit Agreement, included as Exhibit 10.1 to Polaroid Corporation's Current
                        Report on Form 8-K filed on January 21, 1999, is hereby
                        incorporated herein by reference).

10.2                    Amendment No. 1 dated as of March 31, 1999 to the
                        $350,000,000 Amended and Restated Credit Agreement
                        (Amendment No. 1, included as Exhibit 10 to Polaroid
                        Corporation's Form 10-Q for the quarter ended March 28,
                        1999, is hereby incorporated by reference).

10.3                    Amendment No. 2 dated as of September 10, 1999 to the
                        $350,000,000 Amended and Restated Credit Agreement
                        (Amendment No. 2, included as Exhibit 10.1 to Polaroid
                        Corporation's Form 10-Q for the quarter ended September 26,
                        1999, is hereby incorporated by reference).

10.4(*)                 Amendment No. 3 dated as of November 10, 1999 to the
                        $350,000,000 Amended and Restated Credit Agreement.

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
10.5                    72.5 million euros Loan Agreement dated as of August 3, 1999 between Polaroid (U.K.) Limited (a wholly owned subsidiary of Polaroid Corporation) as borrower; Polaroid Corporation as guarantor and Duetsche Bank AG, Amstedam as agent,
                        Duetsche Bank Securities and ABN AMRO BANK NV as
                        co-arrangers and ABNAMERO BANK NV. (The 72.5 million euros
                        Loan Agreement, included as Exhibit 10.2 to Polaroid
                        Corporation's Form 10-Q for the quarter ended September 26,
                        1999, is hereby incorporated by reference).

10.6(**)                Polaroid Incentive Plan for Executives, effective January 1,
                        1998. (The Plan, included as Exhibit 10.2 to Polaroid
                        Corporation's Form 10-K for the year ended December 31,
                        1998, is hereby incorporated herein by reference).

10.7(**)                Polaroid Executive Equalization Retirement Plan, effective
                        January 1, 1984, as amended December 21, 1994. (The Plan,
                        included as Exhibit 10.8 to Polaroid Corporation's Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference).

10.8(**)                Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan, included as Exhibit
                        10.10 to Polaroid Corporation's Form 10-K for the year ended
                        December 31, 1992, is hereby incorporated herein by
                        reference).

10.9(*)(**)             The 1993 Polaroid Stock Incentive Plan, effective January 1,
                        1999, as restated and amended March 27, 1997.

10.10(**)               Polaroid Board of Directors Stock Plan, effective January 1,
                        1997. (The Plan, included as Exhibit 10.2 to Polaroid
                        Corporation's Form 10-Q for the quarter ended March 30,
                        1997, is hereby incorporated herein by reference).

10.11(*)(**)            Polaroid Board of Directors Retirement Plan, effective
                        January 1, 1999 as restated and amended December 20, 1999.

10.12(**)               Polaroid Non-Qualified Deferred Compensation Trust dated as of March 31, 1997 between Polaroid Corporation and State
                        Street Bank and Trust Company. (The Trust included as
                        Exhibit 10.6 to Polaroid Corporation's Form 10-Q for the
                        quarter ended March 30, 1997, is hereby incorporated herein by reference).

10.13(**)               Executive Deferred Compensation Plan dated as of May 12,
                        1997 effective January 1, 1997. (The Plan, included as
                        Exhibit 10.5 to Polaroid Corporation's Form 10-Q for the
                        quarter ended March 30, 1997, is hereby incorporated herein by reference).

10.14(*)(**)            Employment Agreement, effective January 1, 2000, as amended and restated as of January 25, 2000 between Polaroid
                        Corporation and Gary T. DiCamillo.

10.15(**)               Employment Agreement dated March 19, 1998 between Polaroid
                        Corporation and Judith G. Boynton. (The Amendment, included as Exhibit 10.1 to Polaroid Corporation's Form 10-Q for the
                        quarter ended March 29, 1998, is hereby incorporated herein by reference).

10.16(**)               Change in Control Severance Agreement dated as of April 3,
                        1998 between Polaroid Corporation and Judith G. Boynton.
                        (The Agreement, included as Exhibit 10.2 to Polaroid
                        Corporation's Form 10-Q for the quarter ended March 29,
                        1998, is hereby incorporated herein by reference).

10.17(**)               Employment Agreement dated May 12, 1997 between Polaroid
                        Corporation and Thomas M. Lemberg. (The Agreement, included as Exhibit 10.8 to Polaroid Corporation's Form 10-Q for the
                        quarter ended March 30, 1997, is hereby incorporated herein by reference).

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
10.18(*)(**)            Separation and Mutual General Release dated as of October
                        29, 1999 between Polaroid Corporation and William J.
                        O'Neill, Jr.

10.19(**)               Change in Control and Severance Agreement dated as of April
                        25, 1997 between Polaroid Corporation and John Jenkins (The
                        Agreement, included as Exhibit 10.1 to Polaroid
                        Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

10.20(**)               Change in Control and Severance Agreement dated as of April
                        25, 1997 between Polaroid Corporation and Paul E. Lambert
                        (The Agreement, included as Exhibit 10.2 to Polaroid
                        Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

10.21(**)               Change in Control and Severance Agreement dated as of April
                        7, 1999 between Polaroid Corporation and Neal G. Goldman
                        (The Agreement, included as Exhibit 10.3 to Polaroid
                        Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

10.22(**)               Change in Control and Severance Agreement dated as of April
                        7, 1999 between Polaroid Corporation and Harvey M. Greenberg
                        (The Agreement, included as Exhibit 10.4 to Polaroid
                        Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

10.23(*)(**)            Change in Control and Severance Agreement dated as of April
                        25, 1997 between Polaroid Corporation and Brian D. Poggi.

10.24(*)(**)            Letter of Understanding dated as of May 17, 1999 between
                        Polaroid Corporation and Ian Shiers.

11                      Statement of Computation of Earnings per Share. (the
                        computation of earnings per share is included in Note 1 on page 39 of the Annual Report, which page is incorporated by reference).

12(*)                   Ratio of Earnings to Fixed Charges.

13(*)                   Annual Report to Stockholders for 1999. (The Annual Report
                        to Stockholders for 1999, except for the portions thereof
                        which are specifically incorporated by reference in this
                        report on Form 10-K, is furnished for the information of the
                        Securities and Exchange Commission and is not to be deemed filed as part of this report on Form 10-K).

21(*)                   Subsidiaries of Polaroid Corporation.

23(*)                   Consent of KMPG LLP.

27(*)                   Financial Data Schedule.

------------------------

(*) Filed herewith.

(**) Director or management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

    Exhibits are not included in copies to this Form 10-K except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.

B)  REPORTS ON FORM 8-K

    During the fourth quarter of 1999, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAROID CORPORATION
                                                       (Registrant)

                                                       By             /s/ GARY T. DICAMILLO
                                                            -----------------------------------------
                                                                        Gary T. DiCamillo
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ GARY T. DICAMILLO             Chairman of the Board and Chief
    ---------------------------------         Executive Officer and Director          March 28, 2000
            Gary T. DiCamillo

          /s/ JUDITH G. BOYNTON             Executive Vice President, Business
    ---------------------------------         Development and Chief Financial         March 28, 2000
            Judith G. Boynton                 Officer

           /s/ CARL L. LUEDERS              Vice President and Controller
    ---------------------------------                                                 March 28, 2000
             Carl L. Lueders

        /s/ STEPHEN A. BERNAZZANI           Director
    ---------------------------------                                                 March 28, 2000
          Stephen A. Bernazzani

           /s/ RALPH E. GOMORY              Director
    ---------------------------------                                                 March 28, 2000
             Ralph E. Gomory

          /s/ STEPHEN P. KAUFMAN            Director
    ---------------------------------                                                 March 28, 2000
            Stephen P. Kaufman

            /s/ JOHN W. LOOSE               Director
    ---------------------------------                                                 March 28, 2000
              John W. Loose

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
          /s/ ALBIN F. MOSCHNER             Director
    ---------------------------------                                                 March 28, 2000
            Albin F. Moschner

              /s/ ALFRED POE                Director
    ---------------------------------                                                 March 28, 2000
                Alfred Poe

          /s/ RALPH Z. SORENSON             Director
    ---------------------------------                                                 March 28, 2000
            Ralph Z. Sorenson

          /s/ CAROLE F. ST. MARK            Director
    ---------------------------------                                                 March 28, 2000
            Carole F. St. Mark

          /s/ BERNEE D.L. STROM             Director
    ---------------------------------                                                 March 28, 2000
            Bernee D.L. Strom

           /s/ ALFRED M. ZEIEN              Director
    ---------------------------------                                                 March 28, 2000
             Alfred M. Zeien

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Polaroid Corporation

    Under the date of January 24, 2000, except for Note 8 to which the date is February 14, 2000, we reported on the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three year period ended December 31, 1999, as contained in the 1999 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          [LOGO]

Boston, Massachusetts
January 24, 2000, except for Note 8 to which the date is February 14, 2000

                 POLAROID CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN MILLIONS)

                                                     ADDITIONS
                                           -----------------------------
                             BALANCE AT     CHARGED TO      CHARGED TO     DEDUCTIONS    BALANCE AT
                            BEGINNING OF     COSTS AND         OTHER       CHARGED TO      END OF
DESCRIPTION                    PERIOD        EXPENSES        ACCOUNTS       RESERVES       PERIOD
-----------                 ------------   -------------   -------------   ----------   -------------
1997
Doubtful accounts.........      $15.3          $ 6.2           $  --         $ (4.4)        $17.1
Cash discounts............        8.8             --            28.3          (28.6)          8.5
=====================================================================================================

1998
Doubtful accounts.........      $17.1          $19.3           $  --         $ (3.6)        $32.8
Cash discounts............        8.5             --            27.5          (26.8)          9.2
=====================================================================================================

1999
Doubtful accounts.........      $32.8          $10.7           $  --         $(28.8)        $14.7
Cash discounts............        9.2             --            30.7          (30.7)          9.2
=====================================================================================================