Form 10-Q
period 2000-04-02
POLAROID CORP
filed 2000-05-16
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  April 2, 2000
                                                   -----------------------------
                                                         OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended              to
                                                  -------------     ------------

                          Commission File Number 1-4085


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  04-1734655
------------------------------------------   -----------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

               784 Memorial Drive, Cambridge, Massachusetts 02139
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  781-386-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


                      Shares of Common Stock, $1 par value,
                     outstanding at May 5, 2000: 44,893,237


                         This document contains 32 pages.
                         Exhibit Index appears on page 29.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Quarters ended March 28, 1999 and April 2, 2000



POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                      First Quarter
(IN MILLIONS, EXCEPT PER SHARE DATA)                                          1999             2000
------------------------------------------------------------------------ ---------------- -----------------
                                                                                   (UNAUDITED)

NET SALES                                                                      $379.0           $ 403.4

   Cost of goods sold                                                           237.3             224.1
   Marketing, research, engineering and administrative expenses                 148.6             170.1
                                                                         ---------------- -----------------

TOTAL COSTS                                                                     385.9             394.2

PROFIT/(LOSS) FROM OPERATIONS                                                    (6.9)              9.2

   Other income/(expense)                                                       (22.6)              8.6
   Interest expense                                                              17.9              19.9
                                                                         ---------------- -----------------

LOSS BEFORE INCOME TAX BENEFIT                                                  (47.4)             (2.1)
   Federal, state and foreign income tax benefit                                (16.6)              (.7)
                                                                         ---------------- -----------------

NET LOSS                                                                      $ (30.8)          $ (1.4)
                                                                         ================ =================

BASIC LOSS PER COMMON SHARE                                                   $ (0.70)          $ (0.03)

DILUTED LOSS PER COMMON SHARE                                                 $ (0.70)          $ (0.03)

CASH DIVIDENDS PER COMMON SHARE                                                 $0.15             $0.15

Weighted average common shares used for basic loss per common share
   calculation (in thousands)                                                  44,066            44,674

Weighted average common shares used for diluted loss per common share
   calculation (in thousands)                                                  44,066            44,674

Common shares outstanding at end of period (in thousands)                      44,150            44,760

See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED BALANCE SHEET


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                             December 31,        APRIL 2,
(IN MILLIONS)                                                                 1999              2000
------------------------------------------------------------------------ ---------------- -----------------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 92.0            $ 64.8
   Receivables                                                                  489.7             416.0
   Inventories:
     Raw materials                                                               84.3              84.8
     Work-in-process                                                            135.8             143.8
     Finished goods                                                             175.5             204.4
                                                                         ---------------- -----------------
   Total inventories                                                            395.6             433.0
   Prepaid expenses and other current assets                                    139.6             157.7
                                                                         ---------------- -----------------
TOTAL CURRENT ASSETS                                                          1,116.9           1,071.5

PROPERTY, PLANT AND EQUIPMENT:
   Total property, plant and equipment                                        2,023.0           2,020.4
   Less accumulated depreciation                                              1,423.8           1,444.3
                                                                         ---------------- -----------------
NET PROPERTY, PLANT AND EQUIPMENT                                               599.2             576.1

DEFERRED TAX ASSETS                                                             243.7             243.8
OTHER ASSETS                                                                     80.2              74.2
                                                                         ---------------- -----------------
TOTAL ASSETS                                                                 $2,040.0          $1,965.6
                                                                         ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                            $ 259.4           $ 302.7
   Payables and accruals                                                        338.0             276.7
   Compensation and benefits                                                    138.1             102.7
   Federal, state and foreign income taxes                                       14.7              21.5
                                                                         ---------------- -----------------
TOTAL CURRENT LIABILITIES                                                       750.2             703.6

LONG-TERM DEBT                                                                  573.0             573.1
ACCRUED POSTRETIREMENT BENEFITS                                                 234.8             235.8
OTHER LONG-TERM LIABILITIES                                                     111.5              92.9

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                                    75.4              75.4
   Additional paid-in capital                                                   395.2             388.8
   Retained earnings                                                          1,208.8           1,200.7
   Accumulated other comprehensive income                                       (48.9)            (56.1)
   Less:  Treasury stock, at cost                                             1,259.7           1,248.5
          Deferred compensation                                                    .3                .1
                                                                         ---------------- -----------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                               370.5             360.2
                                                                         ---------------- -----------------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                            $2,040.0          $1,965.6
                                                                         ================ =================


See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters ended March 28, 1999 and April 2, 2000


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                      First Quarter
(IN MILLIONS)                                                                 1999             2000
------------------------------------------------------------------------ ---------------- -----------------
                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(30.8)            $(1.4)
   Depreciation of property, plant and equipment                                 23.1              26.3
   Gains on the sale of real estate                                             (10.9)             (3.1)
   Other non-cash items                                                          39.1               3.4
   Decrease in receivables                                                        4.9              91.0
   Decrease/(increase) in inventories                                             3.8             (41.9)
   Increase in prepaids and other assets                                        (35.4)            (18.2)
   Decrease in payables and accruals                                            (25.9)            (58.4)
   Decrease in compensation and benefits                                        (19.4)            (52.2)
   Increase/(decrease) in federal, state and foreign income taxes
     payable                                                                     (9.1)              6.8
                                                                         ---------------- -----------------
   Net cash used by operating activities                                        (60.6)            (47.7)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in other assets                                                      14.4               6.1
   Additions to property, plant and equipment                                   (46.6)            (32.7)
   Proceeds from the sale of property, plant and equipment                       22.6              11.9
                                                                         ---------------- -----------------
   Net cash used by investing activities                                         (9.6)            (14.7)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in short-term debt (maturities of 90 days
     or less)                                                                   (31.0)             43.9
   Short-term debt (maturities of more than 90 days)
     Proceeds                                                                    11.2                --
     Payments                                                                    (8.3)               --
   Proceeds from issuance of long-term debt                                     268.3                --
   Repayment of long-term debt                                                 (200.0)               --
   Cash dividends paid                                                           (6.6)             (6.7)
                                                                         ---------------- -----------------
   Net cash provided by financing activities                                     33.6              37.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (.5)             (2.0)
                                                                         ---------------- -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (37.1)            (27.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                105.0              92.0
                                                                         ---------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 67.9            $ 64.8
                                                                         ================ =================



See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Quarters Ended March 28, 1999 and April 2, 2000


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Polaroid Corporation and its domestic and foreign subsidiaries, all of which are either wholly owned or majority owned (collectively, "the Company"). Intercompany transactions have been eliminated. This is an interim unaudited report that is subject to year-end audit adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. The information included in the interim financial statements and notes in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 2000.

Certain prior year information has been reclassified to conform with the current year presentation.

2.  EARNINGS PER SHARE



                                                                                          PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                 NET LOSS            SHARES          AMOUNT
--------------------------------------------------- ------------------ ------------------ -------------------

Quarter ended March 28, 1999
   Basic loss per share                                     $(30.8)               44.1              $(.70)
                                                    ================== ================== ===================

   Diluted loss per share                                   $(30.8)               44.1              $(.70)
                                                    ================== ================== ===================

QUARTER ENDED APRIL 2, 2000

   BASIC LOSS PER SHARE                                      $(1.4)               44.7              $(.03)
                                                    ================== ================== ===================

   DILUTED LOSS PER  SHARE                                   $(1.4)               44.7              $(.03)
                                                    ================== ================== ===================


Stock options for shares of common stock totaling 5.7 million at March 28, 1999 and 6.1 million at April 2, 2000, were outstanding but were not included in the calculations of diluted earnings per share because the effects were anti-dilutive. In addition, the effect of .3 million performance shares at March 28, 1999 and .4 million at April 2, 2000 were outstanding but were not included because the effects were anti-dilutive.

3.  COMPREHENSIVE INCOME

The Company's total comprehensive loss was as follows:



                                                                          Quarter ended
(IN MILLIONS)                                                 March 28, 1999         APRIL 2, 2000
---------------------------------------------------------- ---------------------- ---------------------

Net loss                                                              $(30.8)                $(1.4)

Other comprehensive income:
   Currency translation adjustment                                     (15.0)                 (6.6)
   Unrealized loss on available-for-sale securities, net
     of tax                                                              (.6)                  (.6)
                                                           ---------------------- ---------------------
Total comprehensive loss                                              $(46.4)                $(8.6)
                                                           ====================== =====================



4.  SEGMENTS

The following is a summary of information related to the Company's segments:



                                                                          Quarter ended
(IN MILLIONS)                                                 March 28, 1999         APRIL 2, 2000
---------------------------------------------------------- ---------------------- ---------------------

Net sales to customers:
   Americas Region                                                    $227.1                $239.3
   European Region                                                      86.5                  86.2
   Asia Pacific Region                                                  65.4                  77.9
   Global Operations                                                      --                    --
   Research and Development                                               --                    --
                                                           ---------------------- ---------------------
Segment net sales to customers                                         379.0                 403.4
   Corporate                                                              --                    --
                                                           ---------------------- ---------------------
Total net sales to customers                                          $379.0                $403.4
                                                           ====================== =====================

Profit/(loss) from operations:
   Americas Region                                                     $58.7                 $61.9
   European Region                                                      15.8                  10.4
   Asia Pacific Region                                                  13.8                  21.5
   Global Operations                                                   (44.0)                (24.6)
   Research and Development                                            (20.7)                (20.8)
                                                           ---------------------- ---------------------
Segment profit from operations                                          23.6                  48.4
   Corporate                                                           (30.5)                (39.2)
                                                           ---------------------- ---------------------
Total profit/(loss) from operations                                   $ (6.9)                $ 9.2
                                                           ====================== =====================


5.  RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million which consisted of severance costs, impairment losses on certain long-lived assets, other asset write-downs and exit costs associated with certain businesses. Of this amount, approximately $17 million represented inventory write-downs which were included in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (collectively, the "1997 Program") were allocated to the non-segment Corporate category and were undertaken as the result of management's assessment of the Company's infrastructure, to strengthen its competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of the 1997 Program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve business processes; to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts business globally.

The balance of reserves established for the 1997 Program and related charges are as follows:


                                                                PENSION
(IN MILLIONS)                               SEVERANCE        ENHANCEMENTS        EXIT COSTS        TOTAL
----------------------------------------- --------------- -------------------- --------------- --------------

Balance at January 1, 1998                      $142.4                 $ --           $ 9.5         $151.9

   Restructuring and other                        47.4                  2.6              --           50.0
   Reclassification of pension
     enhancements                                 (2.4)                 2.4              --             --
   Cash charges                                  (69.2)                  --            (7.1)         (76.3)
   Non-cash charges                                 --                 (5.0)             --           (5.0)
                                          --------------- -------------------- --------------- --------------

Balance at December 31, 1998                     118.2                    --            2.4           120.6

   Reclassification of pension
     enhancements                                  (.7)                   .7              --             --
   Cash charges                                  (68.9)                   --            (.2)          (69.1)
   Non-cash charges                                 --                   (.7)             --            (.7)
                                          --------------- -------------------- --------------- --------------

Balance at December 31, 1999                      48.6                   --             2.2            50.8

   CASH CHARGES                                  (15.0)                  --             (.5)          (15.5)
                                          --------------- -------------------- --------------- --------------

BALANCE AT APRIL 2, 2000                         $33.6                 $ --           $ 1.7           $35.3
                                          =============== ==================== =============== ==============


Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees. Approximately 2,600 of the 2,800 terminations under the 1997 Program had occurred at April 2, 2000, with the remaining terminations expected to occur by the end of 2000. Approximately $153.1 million of cash payments related to the severance component of the 1997 Program had been made at April 2, 2000 with the remaining severance payments of approximately $33.6 million expected to be substantially completed by the end of 2000.

Restructuring and Other Charges are discussed in Part I, Item 2 of this filing on Form 10-Q. Refer to the section "Restructuring and Other Charges" within Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

6.  DISPOSITIONS

In the first quarter of 2000, the Company sold net assets related to its technical polarizer and display films business with a book value of approximately $20 million to the Minnesota Mining and Manufacturing Company. In connection with the transaction, the Company incurred certain costs associated with the disposition of the business. The recognition of this sale did not have a material impact on the Company's results of operations or financial position for the first quarter of 2000. The Company received the net cash proceeds from the sale in the second quarter of 2000.

7.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In March 2000, the FASB published a Proposed Statement of Financial Accounting Standards that would amend FAS 133 for decisions made by the FASB related to the Derivatives Implementation Group process. The FASB expects to issue a final standard at the end of the second quarter of 2000. The Company is currently evaluating the effect of FAS 133 and the proposed amendments on its results of operations and financial position.

8.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. The significant legal developments during the first quarter of 2000 are described below. All other legal proceedings which could have a material impact on the Company are discussed in Part II, Item 1 of this filing on Form 10-Q.

On March 20, 2000, the declaratory judgment action filed by the Company against the successor to the former trustee of the Polaroid Stock Equity Plan (the "Plan") and its insurer was settled. This settles the action brought by the Company to determine its liability under an indemnity provision of the trust agreement between the Company and the former trustee. The dispute arose after the former trustee of the Plan settled a long standing action brought against it by the United States Department of Labor for allegedly breaching its fiduciary duty when the former trustee voted shares in the Plan during a 1989 self-tender that resulted from an attempted takeover of the Company. The settlement of this action did not have a material impact on the Company's results of operations or financial position.

9.  INDEPENDENT AUDITORS' REPORT

The March 28, 1999 and April 2, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of April 2, 2000 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 28, 1999 and April 2, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1999, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 8 to which the date is February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                     /s/ KPMG LLP



Boston, Massachusetts
April 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Polaroid Corporation and subsidiary companies ("the Company") is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all the countries in North and South America. The European Region includes all the countries of continental Europe, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, Australia and the Asian continent, excluding Russia. These three regions consist of sales and marketing operations. Global Operations consists of worldwide activities associated with manufacturing, distribution, logistics, new product manufacturing development and inventory management. Research and Development is comprised of corporate research and engineering activities.

Additionally, the Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, general and administrative costs and certain other corporate costs, including worldwide restructuring and other charges and other credits.

The Company evaluates the performance of its segments based on profit from operations with consideration of assets employed. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflect contribution to worldwide Company profits from third party sales. Non-standard manufacturing costs along with new product manufacturing development costs and regional warehousing and distribution costs are reported as incurred in the Global Operations segment. Costs related to research, engineering and development are reported as incurred in the Research and Development segment.

The Company discusses sales and profit from operations in terms of its core instant business, other core products and non-core businesses. The core instant business consists of instant cameras and film. Other core products consist of digital products, unique ID products, conventional 35mm cameras and film, videotapes, medical imaging products and sunglasses. Non-core businesses have consisted of graphics which was contributed to a joint venture in 1999 and polarizer and holography which had been exited by the end of the first quarter of 2000.

The Company has reclassified certain prior year information to conform with the current year presentation.

2000 FIRST QUARTER RESULTS

SALES

Worldwide net sales to customers increased 6% to $403 million in the first quarter of 2000 from $379 million in the first quarter of 1999. The increase was due to higher sales of instant cameras and film and, to a lesser degree, other core products. The increase was offset, in part, by lower sales from non-core businesses that the Company exited in 1999 and the unfavorable impact of foreign exchange. Included in worldwide sales to customers for the first quarter of 2000 was approximately $75 million related primarily to new instant camera and film products introduced in the last three years which are priced to appeal to a broader range of customers and, in general, carry relatively lower average selling prices. Sales of new products, which include the I-Zone Instant Pocket Camera and film, Joycam, the PhotoMAX line of digital cameras and the SP-350 retail document photo system, increased by $50 million in the first quarter of 2000 compared with the same period of 1999.

In the first quarter of 2000, on a unit basis, worldwide shipments to customers of instant cameras increased approximately 90% to 2.3 million units from 1.2 million units for the same period in 1999 while shipments to customers of instant film increased by approximately 20% compared with the first quarter of 1999.

Sales in the Americas Region increased 5% to $239 million in the first quarter of 2000 compared with $227 million in the first quarter of 1999. The increase, which occurred primarily in the United States, was due to higher sales of instant cameras. An increase in sales of other core products, which consisted of higher sales of digital products offset, in part, by lower sales of conventional 35mm film and videotapes, also contributed to the increase in the Region's results for the first quarter of 2000. The increases from instant cameras and other core products were offset, in part, by lower sales from non-core businesses that the Company exited in 1999. Instant film sales in the Americas Region were essentially the same in the first quarter of 2000 compared with the same period of 1999 as a result of higher unit sales being offset by the impact of lower average selling prices resulting from changes in product mix in the first quarter of 2000.

In the Americas Region, on a unit basis, shipments to customers of instant cameras increased approximately 95% while shipments to customers of instant film increased by approximately 20% in the first quarter of 2000 compared with the first quarter of 1999.

Sales in the European Region were essentially unchanged at $86 million in the first quarter of 2000 compared with $87 million in the first quarter of 1999. In the first quarter of 2000, the Company had higher sales of instant cameras and, to a lesser degree, instant film and other core products compared with the same period in 1999. The increases were offset by the unfavorable impact of foreign exchange. Sales in the European Region in the first quarter of 1999 were unfavorably impacted by a decline in channel inventories and lower retail demand.

In the European Region, on a unit basis, shipments to customers of instant cameras increased approximately 195% while shipments to customers of instant film increased by approximately 25% in the first quarter of 2000 compared with the first quarter of 1999.

Sales in the Asia Pacific Region increased 19% to $78 million in the first quarter of 2000 compared with $65 million in the first quarter of 1999. The increase was due to higher sales of instant cameras and film and the favorable impact of foreign exchange offset, in part, by lower sales of other core products.

In the Asia Pacific Region, on a unit basis, shipments to customers of instant cameras increased approximately 45% while shipments to customers of instant film increased by approximately 25% in the first quarter of 2000 compared with the first quarter of 1999. Shipments to customers of instant cameras and film in the first quarter of 1999 included new products which were introduced in Japan during the second half of 1998.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide profit from operations in the first quarter of 2000 was $9 million compared with a loss from operations of $7 million in the first quarter of 1999. The increase was due to lower manufacturing costs (including savings from restructuring and other efficiencies), the impact of higher sales of instant cameras and, to a lesser degree, the impact of higher sales of instant film. The increases were offset, in part, by higher spending on advertising and promotional activities and centralized information systems.

Profit from operations in the Americas Region was $62 million in the first quarter of 2000 compared with $59 million in the first quarter of 1999. The increase, which occurred primarily in the United States, was due to the impact of higher unit sales of instant film and cameras. The increases from instant film and cameras were offset, in part, by the mix of instant film sold and higher spending on advertising and promotional activities.

Profit from operations in the European Region was $10 million in the first quarter of 2000 compared with $16 million in the first quarter of 1999. The decrease was due to the unfavorable impact of foreign exchange and, to a lesser degree, higher spending on advertising and promotional activities. The decreases were offset, in part, by the impact of higher sales of instant cameras and film.

Profit from operations in the Asia Pacific Region was $22 million in the first quarter of 2000 compared with $14 million in the first quarter of 1999. The increase was due to the impact of higher sales of instant cameras and film and the favorable impact of foreign exchange.

Global Operations costs were $25 million in the first quarter of 2000 compared with $44 million in the first quarter of 1999. The decrease was due to manufacturing efficiencies and the timing of certain manufacturing costs. This reduction was a significant component of the Company's improvement in gross margin as a percentage of net sales which increased to 44% for the first quarter of 2000 compared with 37% for the same period in 1999.

Research and Development costs were $21 million in both the first quarter of 2000 and 1999.

Corporate costs were $39 million in the first quarter of 2000 compared with $31 million in the first quarter of 1999. The increase was due to higher expenses, including depreciation, for centralized information systems and increased central marketing activities.

The net of other income and expense was income of $9 million in the first quarter of 2000 compared with expense of $23 million in the same period of 1999. Other income in the first quarter of 2000 primarily related to gains from investments and the sale of real estate. In the first quarter of 1999, other expense included a non-cash charge of $35 million to write-off the carrying value of the Company's preferred stock investment in Sterling Dry Imaging Systems, Inc. offset, in part, by $11 million of gains from the sale of real estate.

Interest expense increased to $20 million in the first quarter of 2000 compared with $18 million for the same period in 1999. The increase was due to higher interest rates on outstanding debt.

Income tax benefit in the first quarter of 2000 was $1 million, or 35% of a reported loss before income taxes of $2 million. In the first quarter of 1999, the Company recorded a tax benefit of $17 million or 35% of a reported loss before income taxes of $47 million.

In the first quarter of 2000, the Company recorded net loss of $1 million, or $.03 basic loss per common share compared with a net loss of $31 million, or $.70 basic loss per common share in the first quarter of 1999. Diluted loss per common share was the same as basic loss per common share in the first quarter of 2000 and 1999.

RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recorded restructuring and other charges of $340 million which consisted of severance costs, impairment losses on certain long-lived assets, other asset write-downs and exit costs associated with certain businesses. Of this amount, approximately $17 million represented inventory write-downs which were included in cost of goods sold. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 program. These charges (collectively, the "1997 Program") were allocated to the non-segment Corporate category and were undertaken as the result of management's assessment of the Company's infrastructure, to strengthen its competitive cost position, to streamline operations and to improve profitability by consolidating and selling manufacturing facilities and reducing corporate overhead. The strategic objective of the 1997 Program was to reduce the cost of developing, manufacturing, selling and distributing the Company's products; to change and improve business processes; to deliver new products more efficiently; to improve financial performance; and to fundamentally alter how the Company conducts business globally.

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments:
Americas - 16%; Europe - 24%; Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate category - 10%) were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees (consisting of sales and marketing employees in the regional segments:
Americas - 7%; Europe - 14%; Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate category - 1%). Approximately 2,600 of the 2,800 terminations had occurred at April 2, 2000, with the remaining terminations expected to occur by the end of 2000. Approximately $153 million of cash payments related to the severance component of the 1997 Program had been made at April 2, 2000 with the remaining severance payments of approximately $34 million expected to be substantially completed by the end of 2000. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs and $5 million related to pension enhancement costs incurred primarily for certain non-U.S. employees expected to be terminated under this program.

In the Americas, European and Asia Pacific segments, the major impact of the 1997 Program consists of reducing the number of employees associated with sales and marketing activities. The impact of the 1997 Program in the European segment also consists of consolidating back office activities in a centralized location.

The impact of the 1997 Program in Global Operations consists of reducing the number of direct and indirect employees located at manufacturing facilities in both the United States and Europe that are associated with the manufacture of instant film and, to a lesser degree, instant hardware, along with employees required to procure goods and services and distribute finished products. The 1997 Program in Global Operations also included employees at the Company's chemical manufacturing facility in Freetown, Massachusetts that the Company sold in February 1998.

The impact of the 1997 Program in Research and Development segment consists of reducing the number of employees associated with research, engineering and development activities in the United States and to focus the Company's research and development activities on its core imaging business.

The 1997 Program affects the non-segment Corporate category by reducing the number of employees in the United States that support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

In addition to severance, the asset impairment portion of the 1997 Program amounted to approximately $163 million. Of the $163 million, approximately $106 million was related to the write-down of the Company's underutilized New Bedford coating facility to an independently determined fair value of approximately $18 million. The New Bedford coating facility was designed and specially built to manufacture large volumes of high quality media for the Company's graphics and medical diagnostic imaging businesses. However, growth of these businesses did not materialize as planned and as a result, the Company continues to pursue several strategic options for the future use of this facility, including outright sale. Approximately $22 million of the asset impairment related to the write-off of battery assembly equipment that was not required to support anticipated production requirements. This equipment was initially constructed in anticipation of significant growth in instant film sales in the emerging markets of Russia and Asia. During 1997, it became clear that these volume assumptions were no longer valid based on weakness in demand and an unfavorable outlook in those emerging markets. In 1997, the Company abandoned this special-purpose equipment in place because it believed that it had no future use or salvage value and sale to a third party was not likely.

The $163 million also included a loss of approximately $22 million on the sale of the Company's underutilized chemical manufacturing facility in Freetown, Massachusetts. The Freetown facility was used to manufacture certain chemical components of the Company's instant film. Because of competitive changes in the specialty chemical industry and the fact that the Company's expectation of future sales of instant film in certain emerging markets did not materialize, the Company sought the outright sale of the Freetown facility. The write-down of the Freetown facility was based on the terms of a purchase and sale agreement and the terms of a long-term supply agreement under which the Company agreed to purchase certain chemicals used to manufacture its instant film. The Company entered both the purchase and sale agreement and the long-term supply agreement in the fourth quarter of 1997. The sale of the Freetown facility was completed in the first quarter of 1998. Additionally, the asset impairment portion of the 1997 Program included approximately $13 million related to other fixed assets which were not individually material. The write-down of these fixed assets occurred because the assets were no longer required in its U.S. manufacturing operations due primarily to the consolidation of certain manufacturing operations. The assets related to the asset impairment portion of the 1997 Program were primarily located in Global Operations. The Company also recorded approximately $4 million for exit costs and, to a lesser degree, severance liabilities related to the sale of the Freetown facility.

In addition to the severance and asset write-downs, the balance of the 1997 Program consisted of approximately $17 million of inventory write-downs and approximately $6 million of exit costs. The inventory write-downs consisted of reserves for chemical inventories made obsolete by the sale of the Freetown facility, lower of cost or market provisions on inventories of a first generation digital camera and, to lesser degree, inventory reserves related to the Company's decision to exit a portion of its holography business. The exit costs related primarily to lease and contract terminations and other costs directly related to restructuring.

Under the 1997 Program, the Company realized benefits of approximately $115 million through the end of 1999 and expects to further benefit by approximately $25 million in 2000 bringing the estimated total benefit from the 1997 Program to $140 million on an annualized basis after the benefits are fully realized.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $65 million at April 2, 2000 and $92 million at December 31, 1999. Net cash used by operating activities in the first quarter of 2000 was $48 million. The net loss, adjusted for non-cash items (depreciation, gains from the sale of real estate and other non-cash items) resulted in $25 million of cash from operating activities. A decrease in receivables resulting from the seasonality of the Company's sales and its efforts to strengthen its balance sheet by reducing days sales outstanding provided an additional $91 million from operating activities. The receivable balance at the end of the first quarter of 2000 included a receivable from the sale of the Company's technical polarizer and display film business. The Company collected this receivable early in the second quarter of 2000. The cash provided by the net loss adjusted for non-cash items and decreased receivables was more than offset by $111 million used to reduce payables, accruals and liabilities for benefits (including $15 million of severance payments under the 1997 Program) and $42 million related to an increase in inventories. The decrease in payables, accruals and liabilities for benefits was due primarily to timing and the payment of these liabilities. The increase in inventories was consistent with the seasonality of the Company's business.

Net cash used by investing activities was $15 million and consisted primarily of $33 million of additions to property, plant and equipment offset, in part, by $12 million of proceeds related primarily to the sale of real estate. The increase in cash from financing activities of $37 million was due to an increase in short-term debt of $44 million offset, in part, by $7 million of dividend payments.

Working capital (defined as current assets less current liabilities) was essentially unchanged at $368 million at April 2, 2000 compared with $367 million at December 31, 1999. Movements in working capital during the quarter included increases from the change in inventories and payables, accruals and liabilities for benefits offset by the changes in receivables and short-term debt described above.

In the first quarter of 2000, capital spending totaled $33 million compared with $47 million in the first quarter of 1999. The decrease in capital spending was the result of lower spending on new products (consistent with the Company's new product launch schedule), the Company's enterprise-wide software system and capital improvements related to the consolidation of the Company's real estate holdings. Capital expenditures in 2000 are expected to be approximately $150 million.

The Company has financed its operations with the following sources of debt: the Amended Credit Agreement (defined below); the U.K. Credit Agreement (defined below); short-term lines of credit; and the Company's outstanding 6 3/4% Notes due 2002 (the "2002 Notes"), 7 1/4% Notes due 2007 (the "2007 Notes") and
11 1/2% Notes due 2006 (the "2006 Notes").

At April 2, 2000, the Company had $303 million outstanding in short-term debt. The amounts outstanding were comprised of $285 million under the Amended Credit Agreement and $18 million under uncommitted short-term lines of credit. At April 2, 2000, there were no amounts outstanding under the U.K. Credit Agreement.

In December 1998, the Company entered into a credit agreement for a maximum commitment of $350 million on a revolving basis through December 31, 2001. The credit agreement provided the lenders the right to incorporate covenants given to the holders of notes or other securities of the Company which, in the lenders judgement are more restrictive. The lenders exercised their rights to incorporate certain covenants of the 2006 Notes in Amendment No. 1 dated March 31, 1999, to the credit agreement (hereinafter referred to as the "Amended Credit Agreement").

Funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either the prime rate of Morgan Guaranty Trust Company ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins range from 0.085% to 2.0% for Prime-based loans and from 0.275% to 3.0% for euro-dollar loans based on the Company's credit rating. In addition, the Company pays the lenders a commitment fee on unused commitments ranging from 0% to 0.025% on an annual basis depending on the Company's credit rating, and a fee to the administrative agent. The weighted average interest rate on amounts outstanding under the Amended Credit Agreement was 8.3% for the quarter ended April 2, 2000.

In connection with the Amended Credit Agreement, the Company entered into a collateral agreement and certain related documents that granted the lenders a first security interest in certain of the Company's domestic inventories and trade accounts receivable. Under the collateral agreement, the security will be released if the Company's credit rating is BBB- or higher by Standard and Poor's ("S&P") and Baa3 or higher by Moody's Investor's Services, Inc. ("Moody's"). Currently, the Company's credit ratings are BB by S&P and Duff & Phelps Credit Ratings Co. ("Duff & Phelps") and Ba2 by Moody's. In addition, the Company's long-term debt is rated BB- by S&P, BB by Duff & Phelps and Ba3 by Moody's. In the first quarter of 2000, S&P and Moody's upgraded their outlook from negative to stable.

In August 1999, the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited ("Polaroid U.K."), as borrower, and the Company, as guarantor, entered into a new loan agreement for a maximum commitment of 72.5 million euros (approximately $69 million at April 2, 2000) (the "U.K. Credit Agreement") that is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain foreign inventories and receivables. Borrowings under the U.K. Credit Agreement bear a margin of approximately 25 basis points higher than that paid under the Amended Credit Agreement.

The Amended Credit Agreement and the U.K. Credit Agreement require the Company to maintain financial ratios related to the maximum level of debt to earnings before interest, taxes, depreciation, and amortization and minimum interest coverage. In addition to financial ratios, the Amended Credit Agreement and the U.K. Credit Agreement restrict, among other things, the Company's ability to do the following: make certain capital expenditures; make certain payments; incur debt in addition to the 2006 Notes; incur certain liens; make certain investments; enter into certain sale leaseback transactions; merge, consolidate, sell or transfer all or substantially all of the Company's assets subject to certain financial conditions; and to enter into certain transactions with affiliates. The Company met all of the requirements of the Amended Credit Agreement and the U.K. Credit Agreement in the first quarter of 2000, and based on information currently available, believes it is likely to meet the requirements for the balance of 2000.

The Amended Credit Agreement and the U.K. Credit Agreement also restrict the Company's ability to pay dividends and repurchase stock. The agreements limit the payment of dividends and repurchase of Company stock to: $3.75 million per quarter on an aggregate basis since December 31, 1998 plus; up to an additional $3.75 million in the current quarter from the exercise of stock options and the lesser of 6% of the Company's domestic payroll or the fair value of the shares of the Company's stock issued to employee stock ownership plans plus; the aggregate proceeds from the exercise of stock options and the lesser of 6% of the Company's domestic payroll or the fair value of the shares of the Company's stock issued to employee stock ownership plans, without limitation, for all prior quarters since December 31, 1998. Based on information currently available, the Company believes that this provision will not prevent it from continuing the current dividend payment of $.60 per share per annum.

The indenture, pursuant to which the 2006 Notes were issued, contains certain covenants that restrict, among other things: the Company and its subsidiaries from making certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incurring additional debt and issuing preferred stock; incurring certain liens; entering into sale leaseback transactions; entering into certain transactions with affiliates; and entering into certain mergers and consolidations or selling all or substantially all of the properties or assets of the Company.

At April 2, 2000, the Company had $573 million outstanding in long-term debt. The amounts outstanding were comprised of $149 million under the 2002 Notes, $149 million under the 2007 Notes and $275 million under the 2006 Notes.

The Company filed a shelf registration statement with the Securities and Exchange in the first quarter of 2000 to expand the type and increase the amount of securities it may offer up to $500 million. The types of securities that the Company can issue under the shelf registration are debt securities, preferred stock, depositary shares, common stock, preferred stock rights, stock purchase contracts, stock purchase units, warrants and warrant units. The Company's ability to issue securities under the shelf registration statement are subject to limitations imposed by the Amended Credit Agreement, the U.K Credit Agreement and the 2006 Notes.

The Company believes that the availability of funds under the Amended Credit Agreement, the U.K. Credit Agreement, short-term lines of credit, funds generated from operations and its additional borrowing capacity will be adequate for at least the next twelve months to meet working capital needs, fund spending for growth and maintenance of existing operations and make severance payments associated with the 1997 Program.

FOREIGN CURRENCY EXCHANGE

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The impact of currency exchange rate movement can be positive or negative in any given period. The Company's ability to counteract currency exchange rate movement is primarily dependent on pricing in local markets and, to a lesser degree, in the short-term, on hedging through nonfunctional currency denominated borrowings, forward exchange contracts and the purchase of currency options.

The Company maintains a Monetary Control Center (the "MCC") which operates under written policies and procedures that define the day-to-day operating guidelines, including exposure limits to contract for nonfunctional currency denominated borrowings, currency exchange swaps, forward exchange contracts and currency options. The MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's senior management. The MCC publishes regular reports to the supervisory committee detailing foreign currency activities.

To minimize the impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company engages in nonfunctional currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional currency denominated liabilities that hedge the Company's nonfunctional currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency denominated borrowings are recognized in earnings as incurred. The amount of the Company's outstanding short-term debt incurred for hedging purposes was $18 million at April 2, 2000.

Alternatively, the Company may use forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The term of these contracts typically does not exceed six months. The Company does not enter into forward exchange contracts for trading purposes. At April 2, 2000, the aggregate notional value of the Company's outstanding forward exchange contracts was $99 million.

The Company has limited flexibility to increase prices in local currencies and offset the adverse impact of foreign exchange. As a result, the Company purchases U.S. dollar call/foreign currency put options which allows it to protect a portion of its expected foreign currency denominated revenues from adverse currency exchange movement. The term of purchased options typically does not exceed 18 months, and all of the option contracts outstanding at April 2, 2000 expire in 2000. The Company does not write options or purchase options for trading purposes. The notional value of the Company's outstanding option contracts, which were denominated in Japanese yen and, to a lesser degree, in euros was $106 million at April 2, 2000.

IMPACT OF INFLATION

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy and continuing efficiency improvements have offset to a considerable degree inflation and normal cost increases. The overall inflationary impact on the Company's earnings has not been material.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In March 2000, the FASB published a Proposed Statement of Financial Accounting Standards that would amend FAS 133 for decisions made by the FASB related to the Derivatives Implementation Group process. The FASB expects to issue a final standard at the end of the second quarter of 2000. The Company is currently evaluating the effect of FAS 133 and the proposed amendments on its results of operations and financial position.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and one common currency (the "euro"). The participating countries adopted the euro as their common currency on January 1, 1999. The euro is now traded on currency exchanges and may be used in business transactions. On January 1, 2002, new euro-denominated bills and coins will be issued by the participating countries. The legacy currencies will then be withdrawn and will cease to be legal tender effective June 30, 2002. During the period from January 1, 1999 to June 30, 2002, parties may use either the euro or a participating country's legacy currency as legal tender.

In 1998, the Company formed an Economic and Monetary Union Steering Committee and Project Team (the "EMU Committee"). The EMU Committee has analyzed the impact of the euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts and accounting and tax departments. While the Company is in the process of making certain adjustments to its business and its operations to accommodate the euro conversion, the EMU Committee believes, based on information available at this time and on several assumptions, that the euro conversion process will not have a material adverse impact on the Company's financial position or the results of its operations.

YEAR 2000 DATE CONVERSION

The Year 2000 problem is the result of computer programs and embedded chips being written with two digits rather than four to define the applicable year. At the end of 1999, the Company had completed its Year 2000 readiness plan and any required remediation. As a result, the Company was well prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems at the actual date rollover. Through the end of the first quarter of 2000, the Company had not experienced any major Year 2000 problems and has experienced only a few minor Year 2000 issues. The Company will continue to monitor its systems and applications with respect to the Year 2000, but has no reason to expect any such issues. Through April 2, 2000, the Company has spent approximately $22 million related to the Year 2000 project and does not expect any further costs related to its Year 2000 project to be material.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "outlook", "intend", "will", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

o to revitalize the core imaging business which requires, among other things;
         o     introducing a number of new product each year;
         o     expanding certain profitable businesses; and
         o continuing to reduce costs through operating efficiencies, including savings from restructuring;

o to successfully penetrate new demographic markets such as children, teens and young adults for its products and new technologies through product innovations, marketing campaigns and expanded distribution;

o to successfully develop and implement its digital imaging strategy which requires, among other things:

         o applying the Company's technology and expertise in instant imaging to the developing market for digital imaging products;
         o     marketing of successful new digital imaging products;
         o successfully developing partnerships and alliances with other companies in the digital imaging market; and
         o accurately anticipating and responding to trends in the rapidly changing digital imaging market;

o to successfully compete in the instant imaging market against larger and stronger competitors like Fuji Photo Film Co., Ltd. ("Fuji"), and in the digital imaging market against competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Cannon U.S.A., Inc. and Sony Corporation;

o to successfully avoid periods of net losses similar to those experienced in the past which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments;

o to successfully manage or reduce its debt which would reduce the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates;

o        to comply with the covenants in the Amended Credit Agreement, the U.K.
         Credit Agreement, the indenture governing the 2006 Notes and certain of the agreements governing short-term lines of credit that could result in an event of default;

o to generate sufficient cash in order to make payments on and to refinance its debt, to execute its business strategy, to make capital expenditures and to fund research and development costs;

o to retain its top customers at essentially their current purchasing levels;

o to successfully sell and market its products worldwide particularly in light of the major risks associated with worldwide operations such as fluctuation of foreign exchange rates, particularly the Japanese yen and euro;

o to successfully further reduce its cycle time in bringing new products to market;

o to successfully retain certain sole source suppliers, or find timely alternatives, for raw materials, supplies and finished goods necessary for the manufacture and sale of its products, including chemicals, polyester film base, specialty paper and certain components;

o to successfully develop and continue to protect ownership of, and license as appropriate, valuable intellectual property rights;

o to comply with the large number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials; and;

o to retain a number of key senior managers and to be able to attract and retain qualified senior managers who can implement the Company's business strategy.

There can be no assurance that the Company will be successful in accomplishing its objectives and meeting the challenges summarized above. If the Company is not successful, the Company's business and results of operations could be negatively impacted.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The Company is currently involved in several lawsuits, the unfavorable disposition of which could have a material adverse effect on the financial condition or operating results of the Company.

In April 1999, a tribunal of the International Chamber of Commerce's International Court of Arbitration entered a ruling against the Company's wholly-owned subsidiary Polaroid Far East Limited, in an arbitration proceeding brought by Columbia Enterprises for breach of two distributor agreements regarding the distribution of photographic equipment in the Philippines in 1996. The proceeding has entered the damages phase, but the Company cannot predict the likely amount of the award.

A consolidated suit has been filed in United States District Court for the District of Massachusetts against the Company and certain of its officers by individuals claiming to have purchased stock in the Company and purporting to represent a class of its shareholders in actions alleging violations of federal securities law regarding public disclosure of information about the Company's business during a time between April 16, 1997 and August 28, 1998. The Company believes that these suits are without merit and intends to defend them vigorously.

On March 20, 2000, the declaratory judgment action filed by the Company against the successor to the former trustee of the Polaroid Stock Equity Plan (the "Plan") and its insurer was settled. This settles the action brought by the Company to determine its liability under an indemnity provision of the trust agreement between the Company and the former trustee. The dispute arose after the former trustee of the Plan settled a long standing action brought against it by the United States Department of Labor for allegedly breaching its fiduciary duty when the former trustee voted shares in the Plan during a 1989 self-tender that resulted from an attempted takeover of the Company. The settlement of this action did not have a material impact on the Company's results of operations or financial position.

In June 1999, the Company received a Notice of Service of Process in a patent infringement action filed against it and many others by the Lemelson Medical, Education and Research Foundation alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The Company believes that the suit is without merit and intends to defend it vigorously.

In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on the results of operations or financial condition of the Company.

ENVIRONMENTAL COMPLIANCE

The Company owns and operates facilities that are subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on the Company for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal.

The Company, together with other parties, is currently designated a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency and certain state agencies with respect to the response costs for environmental remediation at several sites. The Company believes that its potential liability with respect to any site and with respect to all sites in the aggregate will not have a materially adverse effect on the financial condition or operating results of the Company.

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities as of April 2, 2000 was $1.4 million. The Company currently estimates that the majority of $1.4 million reserved for environmental liabilities will be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Not applicable.

b) Not applicable.

c) Not applicable.

d) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

       Exhibit No.                              Description
       -----------                              -----------

          10.1 Change in Control and Severance Agreement dated as of March 9, 2000, between Polaroid Corporation and Sandra B. Lawrence.

           12              Ratio of Earnings to Fixed Charges.

           15              Letter re Unaudited Interim Financial Information.

           27              Financial Data Schedule.

B)   REPORTS ON FORM 8-K

     During the first quarter of 2000, the Company filed the following:

         o a Current Report on Form 8-K dated January 4, 2000, (the Company filed a press release announcing the appointment of two new members of its Board of Directors); and

         o a Current Report on Form 8-K dated January 26, 2000, (the Company filed a press release announcing the 1999 fourth quarter and full year results and the outlook for 2000).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POLAROID CORPORATION
                                  (Registrant)
                              By /s/ JUDITH G. BOYNTON
                                 ----------------------
                                 Judith G. Boynton
                                 Executive Vice President, Business Development
                                    and Chief Financial Officer