Form 10-Q
period 2000-07-02
POLAROID CORP
filed 2000-08-14
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended         July 2, 2000
                                                    ---------------------------

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended            to
                                                  ------------  ------------

                          Commission File Number 1-4085

                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    04-1734655
------------------------------------          ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         784 Memorial Drive, Cambridge, Massachusetts           02139
--------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

                                  781-386-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


                      Shares of Common Stock, $1 par value,
                    outstanding at August 4, 2000: 44,992,124

                    This document contains 38 pages. Exhibit
                           Index appears on page 35.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Periods ended June 27, 1999 and July 2, 2000


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                        Second Quarter              Six Months
(IN MILLIONS, EXCEPT PER SHARE DATA)                                1999         2000         1999         2000
--------------------------------------------------------------- ------------ ------------ ------------ -------------
                                                                                   (UNAUDITED)
NET SALES                                                         $ 486.8      $ 487.8      $ 865.8       $ 891.2

   Cost of goods sold                                               280.9        261.5        518.2         485.6
   Marketing, research, engineering and administrative
     expenses                                                       165.0        175.6        313.6         345.7
                                                                ------------ ------------ ------------ -------------

TOTAL COSTS                                                         445.9        437.1        831.8         831.3

PROFIT FROM OPERATIONS                                               40.9         50.7         34.0          59.9

   Other income/(expense)                                             1.1         11.6        (21.5)         20.2
   Interest expense                                                  19.3         21.3         37.2          41.2
                                                                ------------ ------------ ------------ -------------

PROFIT/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)                    22.7         41.0        (24.7)         38.9
   Federal, state and foreign income tax expense/(benefit)            7.9         14.4         (8.7)         13.7
                                                                ------------ ------------ ------------ -------------

NET EARNINGS/(LOSS)                                               $  14.8      $  26.6      $ (16.0)      $  25.2
                                                                ============ ============ ============ =============

BASIC EARNINGS/(LOSS) PER COMMON SHARE                            $  0.33      $  0.59      $ (0.36)      $  0.56

DILUTED EARNINGS/(LOSS) PER COMMON SHARE                          $  0.33      $  0.59      $ (0.36)      $  0.56

CASH DIVIDENDS PER COMMON SHARE                                   $  0.15      $  0.15      $  0.30       $  0.30

Weighted average common shares used for basic earnings/(loss)
   per common share calculation (in thousands)                     44,227       44,826       44,148        44,749

Weighted average common shares used for diluted
   earnings/(loss) per common share calculation (in thousands)     44,229       45,176       44,148        45,102

Common shares outstanding at end of period (in thousands)          44,319       44,912       44,319        44,912


See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEET


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                             December 31,        JULY 2,
(IN MILLIONS)                                                                 1999              2000
------------------------------------------------------------------------ ---------------- -----------------
                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   92.0          $   68.1
   Receivables                                                                  489.7             419.6
   Inventories:
     Raw materials                                                               84.3              77.8
     Work-in-process                                                            135.8             165.9
     Finished goods                                                             175.5             214.3
                                                                         ---------------- -----------------
   Total inventories                                                            395.6             458.0
   Prepaid expenses and other current assets                                    139.6             152.5
                                                                         ---------------- -----------------
TOTAL CURRENT ASSETS                                                          1,116.9           1,098.2

PROPERTY, PLANT AND EQUIPMENT:
   Total property, plant and equipment                                        2,023.0           1,978.7
   Less accumulated depreciation                                              1,423.8           1,404.1
                                                                         ---------------- -----------------
NET PROPERTY, PLANT AND EQUIPMENT                                               599.2             574.6

DEFERRED TAX ASSETS                                                             243.7             243.8
OTHER ASSETS                                                                     80.2              75.5
                                                                         ---------------- -----------------
TOTAL ASSETS                                                                 $2,040.0          $1,992.1
                                                                         ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                           $  259.4          $  305.8
   Payables and accruals                                                        338.0             300.2
   Compensation and benefits                                                    138.1             100.7
   Federal, state and foreign income taxes                                       14.7              22.4
                                                                         ---------------- -----------------
TOTAL CURRENT LIABILITIES                                                       750.2             729.1

LONG-TERM DEBT                                                                  573.0             573.2
ACCRUED POSTRETIREMENT BENEFITS                                                 234.8             235.8
OTHER LONG-TERM LIABILITIES                                                     111.5              86.3

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                                    75.4              75.4
   Additional paid-in capital                                                   395.2             384.1
   Retained earnings                                                          1,208.8           1,213.8
   Accumulated other comprehensive income                                       (48.9)            (64.7)
   Less:  Treasury stock, at cost                                             1,259.7           1,240.8
              Deferred compensation                                                .3                .1
                                                                         ---------------- -----------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                               370.5             367.7
                                                                         ---------------- -----------------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                            $2,040.0          $1,992.1
                                                                         ================ =================


See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six month period ended June 27, 1999 and July 2, 2000


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                       Six Months
(IN MILLIONS)                                                                 1999             2000
------------------------------------------------------------------------ ---------------- -----------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings/(loss)                                                         $(16.0)           $ 25.2
   Depreciation of property, plant and equipment                                 48.7              52.8
   Gain on the sale of real estate                                              (10.4)            (12.9)
   Other non-cash items                                                          43.6               9.4
   Decrease in receivables                                                        7.8              62.0
   Decrease/(increase) in inventories                                            50.4             (70.2)
   Increase in prepaids and other assets                                        (24.8)            (13.7)
   Decrease in payables and accruals                                            (55.1)            (39.8)
   Decrease in compensation and benefits                                        (48.9)            (60.2)
   Increase in federal, state and foreign income taxes payable                     .4               8.1
                                                                         ---------------- -----------------
   Net cash used by operating activities                                         (4.3)            (39.3)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in other assets                                                      26.1               4.7
   Additions to property, plant and equipment                                   (95.6)            (67.4)
   Proceeds from the sale of property, plant and equipment                       22.0              49.0
                                                                         ---------------- -----------------
   Net cash used by investing activities                                        (47.5)            (13.7)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in short-term debt (maturities of 90 days
     or less)                                                                   (46.9)             47.3
   Short-term debt (maturities of more than 90 days)
     Proceeds                                                                    17.6                --
     Payments                                                                   (17.4)               --
   Proceeds from issuance of long-term debt                                     268.2                --
   Repayment of long-term debt                                                 (200.0)               --
   Proceeds from issuance of stock incentives                                      --                .1
   Cash dividends paid                                                           (6.6)            (13.5)
                                                                         ---------------- -----------------
   Net cash provided by financing activities                                     14.9              33.9

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            .8              (4.8)
                                                                         ---------------- -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (36.1)            (23.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                105.0              92.0
                                                                         ---------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 68.9            $ 68.1
                                                                         ================ =================


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six Months Ended June 27, 1999 and July 2, 2000

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

2.  EARNINGS PER SHARE


                                                                                              PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               NET EARNINGS          SHARES              AMOUNT
--------------------------------------------------- ------------------ ------------------ -------------------
Quarter ended June 27, 1999

   Basic earnings per share                                   $14.8               44.2                $.33
                                                    ================== ================== ===================

   Diluted earnings per share                                 $14.8               44.2                $.33
                                                    ================== ================== ===================

QUARTER ENDED JULY 2, 2000

   BASIC EARNINGS PER SHARE                                   $26.6               44.8                $.59
                                                    ================== ================== ===================

   DILUTED EARNINGS PER  SHARE                                $26.6               45.2                $.59
                                                    ================== ================== ===================



                                                          NET
                                                        EARNINGS/                             PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   (LOSS)            SHARES              AMOUNT
--------------------------------------------------- ------------------ ------------------ -------------------
Six months ended June 27, 1999

   Basic loss per share                                     $(16.0)               44.1              $(.36)
                                                    ================== ================== ===================

   Diluted loss per share                                   $(16.0)               44.1              $(.36)
                                                    ================== ================== ===================

SIX MONTHS ENDED JULY  2, 2000

   BASIC EARNINGS PER SHARE                                 $ 25.2                44.8              $ .56
                                                    ================== ================== ===================

   DILUTED EARNINGS PER  SHARE                              $ 25.2                45.1              $ .56
                                                    ================== ================== ===================


Stock options for shares of the Company's common stock were outstanding but were not included in the calculations of diluted earnings per share because the effects were anti-dilutive. In addition, performance shares were outstanding but not included in the calculations of diluted earnings per share because all of the necessary performance conditions had not been satisfied. The stock options and performance shares not included in the calculation of diluted earnings per share were as follows:


                                                                  STOCK               PERFORMANCE
(IN MILLIONS)                                                    OPTIONS                 SHARES
---------------------------------------------------------- ---------------------- ---------------------
Quarter ended June 27, 1999                                             5.4                    .3
QUARTER ENDED JULY 2, 2000                                              5.8                    .4

Six months ended June 27, 1999                                          5.6                    .3
SIX MONTHS ENDED JULY  2, 2000                                          6.0                    .4


3.  COMPREHENSIVE INCOME

The Company's total comprehensive income/(loss) was as follows:


                                                          Quarter Ended                 Six Month Period Ended
                                                     June 27,         JULY 2,          June 27,         JULY 2,
(IN MILLIONS)                                         1999              2000             1999              2000
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net earnings/(loss)                                     $14.8            $26.6           $(16.0)           $ 25.2

Other comprehensive income:
   Currency translation adjustment                       (6.1)            (8.7)           (21.1)            (15.3)
   Unrealized gain/(loss) on
     available-for-sale securities, net of tax             .3               .1              (.3)              (.5)
                                                ----------------- ---------------- ----------------- ----------------
Total comprehensive income/(loss)                       $ 9.0            $18.0           $(37.4)           $  9.4
                                                ================= ================ ================= ================


4.  SEGMENTS

The following is a summary of information related to the Company's segments:


                                                          Quarter Ended                 Six Month Period Ended
                                                     June 27,         JULY 2,          June 27,          JULY 2,
(IN MILLIONS)                                          1999            2000              1999             2000
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net sales to customers:
   Americas Region                                     $301.2           $312.7            $528.3          $552.1
   European Region                                      107.4             99.8             193.9           185.9
   Asia Pacific Region                                   78.2             75.3             143.6           153.2
   Global Operations                                       --               --                --              --
   Research and Development                                --               --                --              --
                                                ----------------- ---------------- ----------------- ----------------
Segment net sales to customers                          486.8            487.8             865.8           891.2
   Corporate                                               --               --                --              --
                                                ----------------- ---------------- ----------------- ----------------
Total net sales to customers                           $486.8           $487.8            $865.8          $891.2
                                                ================= ================ ================= ================

Profit/(loss) from operations:
   Americas Region                                     $ 91.2           $ 98.2            $149.7          $159.1
   European Region                                       22.5             14.8              38.4            25.2
   Asia Pacific Region                                   21.2             20.0              35.0            41.5
   Global Operations                                    (38.1)           (25.7)            (82.0)          (50.3)
   Research and Development                             (23.1)           (19.2)            (43.8)          (40.0)
                                                ----------------- ---------------- ----------------- ----------------
Segment profit from operations                           73.7             88.1              97.3           135.5
   Corporate                                            (32.8)           (37.4)            (63.3)          (75.6)
                                                ----------------- ---------------- ----------------- ----------------
Total profit from operations                           $ 40.9           $ 50.7            $ 34.0          $ 59.9
                                                ================= ================ ================= ================


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

The balance of reserves established for the 1997 Program and related charges are as follows:


                                                                PENSION
(IN MILLIONS)                               SEVERANCE        ENHANCEMENTS        EXIT COSTS        TOTAL
----------------------------------------- --------------- -------------------- --------------- --------------
Balance at January 1, 1998                      $142.4                $  --           $ 9.5         $151.9

   Restructuring and other                        47.4                  2.6              --           50.0
   Reclassification of pension
     enhancements                                 (2.4)                 2.4              --             --
   Cash charges                                  (69.2)                  --            (7.1)         (76.3)
   Non-cash charges                                 --                 (5.0)             --           (5.0)
                                          --------------- -------------------- --------------- --------------

Balance at December 31, 1998                     118.2                   --             2.4          120.6

   Reclassification of pension
     enhancements                                  (.7)                  .7              --             --
   Cash charges                                  (68.9)                  --             (.2)         (69.1)
   Non-cash charges                                 --                  (.7)             --            (.7)
                                          --------------- -------------------- --------------- --------------

Balance at December 31, 1999                    $ 48.6                $  --           $ 2.2         $ 50.8



                                                                PENSION
(IN MILLIONS)                               SEVERANCE        ENHANCEMENTS        EXIT COSTS        TOTAL
----------------------------------------- --------------- -------------------- --------------- --------------
Balance at December 31, 1999                   $ 48.6                 $  --           $ 2.2         $ 50.8

   Cash charges                                 (15.0)                   --             (.5)         (15.5)
                                          --------------- -------------------- --------------- --------------

Balance at April 2, 2000                         33.6                    --             1.7           35.3

   CASH CHARGES                                 (12.2)                   --             (.9)         (13.1)
                                          --------------- -------------------- --------------- --------------

BALANCE AT JULY 2, 2000                        $ 21.4                 $  --           $  .8         $ 22.2
                                          =============== ==================== =============== ==============


Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees. Approximately 2,600 of the 2,800 terminations under the 1997 Program had occurred at July 2, 2000, with most of the terminations expected to occur by the end of 2000. Approximately $165.3 million of cash payments related to the severance component of the 1997 Program had been made at July 2, 2000 with the remaining severance payments of approximately $21.4 million expected to be substantially completed by the end of 2000.

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

In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." ("FAS 138"), which will be adopted concurrently with FAS 133. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the effect of FAS 133 and FAS 138 on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that expresses the views of the SEC staff regarding the application of generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the effective date of SAB 101 to periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 at the beginning of the fourth quarter of 2000 but does not believe that the adoption of SAB 101 will have a material impact on its results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The Company does not believe that the adoption of FIN 44 will have a material impact on its results of operations or financial position.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which is effective for fiscal quarters beginning after June 30, 2000. This accounting applies to the cost of developing a web site and applies to web sites used to promote or advertise products or services, supplant manual processes or services, sell products (including software) or services, or to do a combination of all three. The Company does not believe that the adoption of EITF Issue No. 00-2 will have a material effect on its results of operations or financial position.

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which is effective for periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. This accounting applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free products or services. The Company will adopt EITF Issue No. 00-14 at the beginning of the fourth quarter of 2000 and is currently evaluating the requirements of EITF Issue No. 00-14 and the effect on the Company's results of operations and financial position.

7.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. The significant developments during the second quarter of 2000 are described below. All other legal proceedings which could have a material impact on the Company are discussed in Part II, Item 1 of this filing on Form 10-Q.

In April 1999, a tribunal of the International Chamber of Commerce's International Court of Arbitration (the "ICC") entered a ruling against the Company's wholly-owned subsidiary, Polaroid Far East Limited, in an arbitration proceeding brought by Columbia Enterprises for breach of two distributor agreements regarding the distribution of photographic equipment in the Philippines in 1996. In May 2000, the ICC issued a damage award against the Company. The amount of the award did not have a material impact on the Company's results of operations or financial position.

In June 1999, the Company received a Notice of Service of Process in a patent infringement action filed against it and many others by the Lemelson Medical, Education and Research Foundation alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The Company resolved this action in the second quarter of 2000. The resolution of this action did not have a material impact on the Company's results of operations or financial position.

8.  INDEPENDENT AUDITORS' REPORT

The June 27, 1999 and July 2, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of July 2, 2000 and the related condensed consolidated statements of earnings for the three and six month periods ended June 27, 1999 and July 2, 2000, and the cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 1999, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 8 for which the date is February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                              /S/ KPMG LLP



Boston, Massachusetts
July 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Polaroid Corporation and subsidiary companies ("the Company") is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all the countries in North and South America. The European Region includes all the countries of continental Europe, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, Australia and the Asian continent, excluding Russia. These three regions consist of sales and marketing operations. Global Operations consists of worldwide activities associated with manufacturing, distribution, logistics, developing manufacturing processes for new products and inventory management. Research and Development is comprised of corporate research and engineering activities.

Additionally, the Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, general and administrative costs and certain other corporate costs, including worldwide restructuring and other charges and other credits.

The Company evaluates the performance of its segments based on profit from operations with consideration of assets employed. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third party sales. Non-standard manufacturing costs along with the cost of developing manufacturing processes for new products and regional warehousing and distribution costs are reported as incurred in the Global Operations segment. Costs related to research, engineering and development are reported as incurred in the Research and Development segment.

The Company discusses sales and profit from operations in terms of its core instant business, other core products and non-core businesses. The core instant business consists of instant cameras and film. Other core products consist of digital cameras and other digital products, unique ID products, conventional 35mm cameras and film, videotapes, medical imaging products and sunglasses. Non-core businesses consist of businesses exited by the Company and include graphics which was contributed to a joint venture in 1999 and polarizer and holography which had been exited by the end of the first quarter of 2000.

The Company has reclassified certain prior year information to conform with the current year presentation.

2000 SECOND QUARTER RESULTS

SALES

Worldwide net sales to customers were essentially the same at $488 million in the second quarter of 2000 compared with $487 million in the second quarter of 1999. In the second quarter of 2000, the Company had higher sales of instant cameras and, to a lesser degree, higher sales of digital cameras compared with the second quarter of 1999. The increases were offset by the absence of sales from non-core businesses that the Company exited, a small percentage decline in dollar sales of instant film due to changes in the product mix of new and traditional film sold in the second quarter of 2000 and, to a lesser degree, the unfavorable impact of foreign exchange.

Worldwide sales to customers for the second quarter of 2000 included approximately $98 million related primarily to new instant cameras and film, digital cameras and other commercial imaging products introduced in the last three years that include the I-Zone Instant Pocket Camera and film, the JoyCam Instant Camera and film, the PhotoMAX line of digital cameras and the SP-350 retail document photo system. New instant camera and film products are priced to appeal to a broader range of customers and, in general, carry lower average selling prices than the traditional lines of cameras and film.

In the second quarter of 2000, on a unit basis, worldwide shipments to customers of instant cameras increased approximately 65% to 2.8 million units from 1.7 million units for the same period in 1999 while unit shipments to customers of instant film increased by approximately 7% compared with the second quarter of 1999.

Sales in the Americas Region increased 4% to $313 million in the second quarter of 2000 compared with $301 million in the second quarter of 1999. The increase was due to higher sales of instant cameras and higher sales of other core products, primarily digital cameras sold in the United States. The increases were offset, in part, by lower sales of instant film and the absence of sales from non-core businesses that the Company exited. Instant film sales in the Region decreased due to changes in the product mix of new and traditional film formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the Americas Region, on a unit basis, shipments to customers of instant cameras increased approximately 150% while unit shipments to customers of instant film increased by approximately 5% in the second quarter of 2000 compared with the second quarter of 1999.

Sales in the European Region decreased 7% to $100 million in the second quarter of 2000 compared with $108 million in the second quarter of 1999. The decrease was due to the unfavorable impact of foreign exchange and, to a lesser degree, lower sales of instant film and the absence of sales from non-core businesses that the Company exited. The decreases were offset, in part, by higher sales of instant cameras. Instant film sales in the Region decreased due to changes in the product mix of new and traditional film formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the European Region, on a unit basis, shipments to customers of instant cameras increased approximately 135% while unit shipments to customers of instant film increased by approximately 5% in the second quarter of 2000 compared with the second quarter of 1999.

Sales in the Asia Pacific Region decreased 4% to $75 million in the second quarter of 2000 compared with $78 million in the second quarter of 1999. The decrease was due to lower sales from instant cameras and the absence of sales from non-core businesses that the Company exited. These decreases were offset, in part, by the favorable impact of foreign exchange. The decrease in sales of instant cameras was due primarily to a product transition in Japan from the original Xiao and JoyCam cameras to the next generation of I-Zone and JoyCam cameras.

In the Asia Pacific Region, on a unit basis, shipments to customers of instant cameras decreased approximately 30% while unit shipments to customers of instant film increased by approximately 10% in the second quarter of 2000 compared with the second quarter of 1999.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide profit from operations in the second quarter of 2000 was $51 million compared with a profit from operations of $41 million in the second quarter of 1999. The increase was due to lower manufacturing costs, including savings from restructuring and other efficiencies, the impact of higher sales of instant cameras and, to a lesser degree, the absence of losses incurred by non-core businesses that the Company exited. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities supporting new products, higher corporate costs related to centralized information systems and central marketing activities and, to a lesser degree, the unfavorable impact of foreign exchange.

Profit from operations in the Americas Region was $98 million in the second quarter of 2000 compared with $91 million in the second quarter of 1999. The increase was due to higher sales of instant cameras and, to a lesser degree, the impact of higher sales of other core products, the absence of losses incurred by non-core businesses that the Company exited and improved margins on instant film. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities supporting new products and, to a lesser degree, the impact of changes in product mix on instant film as described above.

Profit from operations in the European Region was $15 million in the second quarter of 2000 compared with $23 million in the second quarter of 1999. The decrease was due to the unfavorable impact of foreign exchange and, to a lesser degree, an increase in planned spending on advertising and promotional activities supporting new products. The decreases were offset, in part, by the impact of higher sales of instant cameras.

Profit from operations in the Asia Pacific Region was essentially unchanged at $20 million in the second quarter of 2000 compared with $21 million in the second quarter of 1999.

Global Operations costs were $26 million in the second quarter of 2000 compared with $38 million in the second quarter of 1999. The decrease was due to continued cost savings and manufacturing efficiencies. This reduction was a significant component of the Company's improvement in gross margin as a percentage of net sales which increased to 46% for the second quarter of 2000 compared with 42% for the same period in 1999.

Research and Development costs were $19 million in the second quarter of 2000 compared with $23 million in the second quarter of 1999. The decrease was due primarily to the absence of costs for research and engineering activities associated with non-core businesses that the Company exited.

Corporate costs were $37 million in the second quarter of 2000 compared with $33 million in the second quarter of 1999. The increase was due primarily to higher expenses, including depreciation, for centralized information systems and a planned increase in spending for central marketing activities primarily in support of the Company's new product activities.

Other income was $12 million in the second quarter of 2000 compared with $1 million for the same period of 1999. Other income in the second quarter of 2000 included approximately $10 million of gains on the sale of real estate.

Interest expense increased to $21 million in the second quarter of 2000 compared with $19 million for the same period in 1999. The increase was due to higher average interest rates on outstanding debt. The average debt outstanding during the second quarter of 2000 was essentially the same as the average debt outstanding during the second quarter of 1999.

Income tax expense in the second quarter of 2000 was $14 million or 35% of reported earnings before income taxes compared with income tax expense of $8 million or 35% of reported earnings before income taxes in the second quarter of 1999.

In the second quarter of 2000, the Company recorded net income of $27 million, or $.59 basic earnings per common share compared with net income of $15 million, or $.33 basic earnings per common share in the second quarter of 1999. Diluted earnings per common share was the same as basic earnings per common share in the second quarter of 2000 and 1999.

2000 SIX MONTH RESULTS

SALES

Worldwide net sales to customers increased 3% to $891 million in the first half of 2000 compared with $866 million in the first half of 1999. The increase was due to higher sales of instant cameras and, to a lesser degree, higher sales of other core products, primarily digital cameras. The increases were offset, in part, by the absence of sales from non-core businesses that the Company exited and, to a lesser degree, the unfavorable impact of foreign exchange.

Worldwide sales to customers for first half of 2000 included approximately $176 million related primarily to new instant cameras and film, digital cameras and other commercial imaging products introduced in the last three years that include the I-Zone Instant Pocket Camera and film, the JoyCam Instant Camera and film, the PhotoMAX line of digital cameras and the SP-350 retail document photo system. New instant camera and film products are priced to appeal to a broader range of customers and, in general, carry lower average selling prices than the traditional lines of cameras and film.

In the first half of 2000, on a unit basis, worldwide shipments to customers of instant cameras increased approximately 79% to 5.2 million units from 2.9 million units for the same period in 1999 while unit shipments to customers of instant film increased by approximately 13% compared with the first half of 1999.

Sales in the Americas Region increased 5% to $552 million in the first half of 2000 compared with $528 million in the first half of 1999. The increase was due to higher sales of instant cameras and higher sales of other core products, primarily digital cameras sold in the United States. The increases were offset, in part, by the absence of sales from non-core businesses that the Company exited and, to a lesser degree, lower sales of instant film. Instant film sales in the Region decreased due to changes in the product mix of new and traditional film formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the Americas Region, on a unit basis, shipments to customers of instant cameras increased approximately 125% while unit shipments to customers of instant film increased by approximately 10% in the first half of 2000 compared with the first half of 1999.

Sales in the European Region decreased 4% to $186 million in the first half of 2000 compared with $194 million in the first half of 1999. The decrease was due to the unfavorable impact of foreign exchange and, to a lesser degree, the absence of sales from non-core businesses that the Company exited and lower sales of instant film. The decreases were offset, in part, by higher sales of instant cameras. Instant film sales in the Region decreased due to changes in the product mix of new and traditional film formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the European Region, on a unit basis, shipments to customers of instant cameras increased approximately 160% while unit shipments to customers of instant film increased by approximately 10% in the first half of 2000 compared with the first half of 1999.

Sales in the Asia Pacific Region increased 6% to $153 million in the first half of 2000 compared with $144 million in the first half of 1999. The increase was due to higher sales of instant film and, to a lesser degree, the favorable impact of foreign exchange. The increases were offset by the absence of sales from non-core businesses that the Company exited.

In the Asia Pacific Region, on a unit basis, shipments to customers of instant cameras decreased approximately 2% while unit shipments to customers of instant film increased by approximately 20% in the first half of 2000 compared with the first half of 1999.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide profit from operations in the first half of 2000 was $60 million compared with profit from operations of $34 million in the first half of 1999. The increase was due to lower manufacturing costs, including savings from restructuring and other efficiencies and, to a lesser degree, the impact of higher sales of instant cameras. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities supporting new products and, to a lesser degree, higher corporate costs related to centralized information systems and central marketing activities.

Profit from operations in the Americas Region was $159 million in the first half of 2000 compared with $150 million in the first half of 1999. The increase was due to the impact of higher sales of instant cameras, improved margins on instant film and, to a lesser degree, the absence of losses incurred by non-core businesses that the Company exited. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities supporting new products.

Profit from operations in the European Region was $25 million in the first half of 2000 compared with $38 million in the first half of 1999. The decrease was due to the unfavorable impact of foreign exchange and a planned increase in spending on advertising and promotional activities supporting new products. The decreases were offset, in part, by the impact of higher sales of instant cameras.

Profit from operations in the Asia Pacific Region was $42 million in the first half of 2000 compared with $35 million in the first half of 1999. The increase was due to the impact of higher sales of instant film and the favorable impact of foreign exchange. The increase in instant film was due primarily to higher unit sales in the first half of 2000 compared with the same period of 1999.

Global Operations costs were $50 million in the first half of 2000 compared with $82 million in the first half of 1999. The decrease was due to continued cost savings and manufacturing efficiencies. This reduction was a significant component of the Company's improvement in gross margin as a percentage of net sales which increased to 46% for the first half of 2000 compared with 40% for the same period in 1999.

Research and Development costs were $40 million in the first half of 2000 compared with $44 million in the first half of 1999. The decrease was due primarily to the absence of costs for research and engineering activities associated with non-core businesses that the Company exited.

Corporate costs were $76 million in the first half of 2000 compared with $63 million in the first half of 1999. The increase was due primarily to higher expenses, including depreciation, for centralized information systems and a planned increase in spending for central marketing activities primarily in support of the Company's new product activities.

The net of other income and expense was income of $20 million in the first half of 2000 compared with expense of $22 million in the same period of 1999. Other income in the first half of 2000 included approximately $13 million of gains on the sale of real estate and also included, to a lesser degree, gains on the sale of investments. In the first half of 1999, other expense included a non-cash charge of $35 million to write-off the carrying value of the Company's preferred stock investment in Sterling Dry Imaging Systems, Inc. offset, in part, by approximately $10 million of gains on the sale of real estate.

Interest expense increased to $41 million in the first half of 2000 compared with $37 million for the same period in 1999. The increase was due to higher average interest rates on outstanding debt. The average debt outstanding during the first half of 2000 was essentially the same as the average debt outstanding during the first half of 1999.

Income tax expense in the first half of 2000 was $14 million or 35% of reported earnings before income taxes compared with an income tax benefit of $9 million or 35% of a reported loss before income taxes in the first half of 1999.

In the first half of 2000, the Company recorded net income of $25 million, or $.56 basic earnings per common share compared with a net loss of $16 million, or $.36 basic loss per common share in the first half of 1999. Diluted earnings/loss per common share was the same as basic earnings/loss per common share in the first half of 2000 and 1999.

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

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments:
Americas - 16%; Europe - 24%; Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate category - 10%) were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees (consisting of sales and marketing employees in the regional segments:
Americas - 7%; Europe - 14%; Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate category - 1%). Approximately 2,600 of the 2,800 terminations under the 1997 Program had occurred at July 2, 2000, with most of the terminations expected to occur by the end of 2000. Approximately $166 million of cash payments related to the severance component of the 1997 Program had been made at July 2, 2000 with the remaining severance payments of approximately $21 million expected to be substantially completed by the end of 2000. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs and $5 million related to pension enhancement costs incurred primarily for certain non-U.S. employees expected to be terminated under this program.

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

The impact of the 1997 Program in the Research and Development segment consists of reducing the number of employees associated with research, engineering and development activities in the United States and to focus the Company's research and development activities on its core imaging business.

The 1997 Program affects the non-segment Corporate category by reducing the number of employees in the United States that support functions such as central marketing, finance, legal, information management, administration, human resources and facilities support.

In addition to severance, the asset impairment portion of the 1997 Program amounted to approximately $163 million. Of the $163 million, approximately $106 million was related to the write-down of the Company's underutilized New Bedford coating facility to an independently determined fair value of approximately $18 million. The New Bedford coating facility was designed and specially built to manufacture large volumes of high quality media for the Company's graphics and medical diagnostic imaging businesses. However, growth of these businesses did not materialize as planned and, as a result, the Company continues to pursue several strategic options for the future use of this facility, including outright sale. Approximately $22 million of the asset impairment related to the write-off of battery assembly equipment that was not required to support anticipated production requirements. This equipment was initially constructed in anticipation of significant growth in instant film sales in the emerging markets of Russia and Asia. During 1997, it became clear that these volume assumptions were no longer valid based on weakness in demand and an unfavorable outlook in those emerging markets. In 1997, the Company abandoned this special-purpose equipment in place because it believed that it had no future use or salvage value and sale to a third party was not likely.

The $163 million also included a loss of approximately $22 million on the sale of the Company's underutilized chemical manufacturing facility in Freetown, Massachusetts. The Freetown facility was used to manufacture certain chemical components of the Company's instant film. Because of competitive changes in the specialty chemical industry and the fact that the Company's expectation of future sales of instant film in certain emerging markets did not materialize, the Company sought the outright sale of the Freetown facility. The write-down of the Freetown facility was based on the terms of a purchase and sale agreement and the terms of a long-term supply agreement under which the Company agreed to purchase certain chemicals used to manufacture its instant film. The Company entered the purchase and sale agreement and the long-term supply agreement in the fourth quarter of 1997. The sale of the Freetown facility was completed in the first quarter of 1998. Additionally, the asset impairment portion of the 1997 Program included approximately $13 million related to other fixed assets which were not individually material. The write-down of these fixed assets occurred because the assets were no longer required in its U.S. manufacturing operations due primarily to the consolidation of certain manufacturing operations. The assets related to the asset impairment portion of the 1997 Program were primarily located in Global Operations. The Company also recorded approximately $4 million for exit costs and, to a lesser degree, severance liabilities related to the sale of the Freetown facility.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $68 million at July 2, 2000 and $92 million at December 31, 1999. Net cash used by operating activities in the first half of 2000 was $39 million. Net earnings for the first half of 2000, adjusted for non-cash items (depreciation, gains from the sale of real estate and other non-cash items) provided $75 million to cash flow from operating activities. A decrease in receivables related to the Company's efforts to strengthen its balance sheet, including reducing the days sales outstanding provided an additional $62 million of cash flow to operating activities. These increases were offset by a decrease in payables and accruals and liabilities for compensation and benefits totaling $100 million. The decrease in these liabilities was due to $27 million of severance payments made under the 1997 Program and the timing of payments for various operating expenses. An increase in inventories of $70 million also offset the increases to cash flow described above. The build-up of inventories was generally consistent with the seasonality of the Company's sales and to support the Company's new product strategy.

Net cash used by investing activities was $14 million for the first half of 2000 and consisted primarily of $67 million of additions to property, plant and equipment offset, in part, by $49 million of proceeds related primarily to the sale of real estate and the Company's technical polarizer and display film business. Net cash provided by financing activities was $33 million for the first half of 2000 and was due to an increase in short-term debt of $47 million offset, in part, by $14 million of dividend payments.

Working capital (defined as current assets less current liabilities) was essentially unchanged at $369 million at July 2, 2000, compared with $367 million at December 31, 1999. Movements in working capital during the quarter included increases from the change in inventories, payables and accruals and liabilities for compensation and benefits offset by the changes in receivables and short-term debt noted above.

In the first half of 2000, capital spending totaled $67 million compared with $96 million in the first half of 1999. The decrease in capital spending was the result of lower spending on the Company's enterprise-wide software system, new products (consistent with the Company's new product launch schedule) and capital improvements related to the consolidation of the Company's real estate holdings. The decreases were offset, in part, by higher spending on the Company's Internet initiatives. The Company continues to expect total capital spending in 2000 to be approximately $150 million.

The Company has financed its operations with the following sources of debt: the Amended Credit Agreement (defined below); the U.K. Credit Agreement (defined below); short-term lines of credit; and the Company's outstanding 6 3/4% Notes due 2002 (the "2002 Notes"), 7 1/4% Notes due 2007 (the "2007 Notes") and
11 1/2% Notes due 2006 (the "2006 Notes").

At July 2, 2000, the Company had $306 million outstanding in short-term debt. The amounts outstanding were comprised of $295 million under the Amended Credit Agreement and $11 million under uncommitted short-term lines of credit.

In December 1998, the Company entered into a credit agreement for a maximum commitment of $350 million on a revolving basis through December 31, 2001. The credit agreement provided the lenders the right to incorporate covenants given to the holders of notes or other securities of the Company which, in the lenders judgment are more restrictive. The lenders exercised their rights to incorporate certain covenants of the 2006 Notes in Amendment No. 1 dated March 31, 1999, to the credit agreement (hereinafter referred to as the "Amended Credit Agreement").

Funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either the prime rate of Morgan Guaranty Trust Company ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins range from 0.085% to 2.0% for Prime-based loans and from 0.275% to 3.0% for euro-dollar loans based on the Company's credit rating. In addition, the Company pays the lenders a commitment fee on unused commitments ranging from 0% to 0.025% on an annual basis depending on the Company's credit rating, and a fee to the administrative agent. The weighted average interest rate on amounts outstanding under the Amended Credit Agreement was 8.0% at July 2, 2000.

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

In August 1999, the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited ("Polaroid U.K."), as borrower, and the Company, as guarantor, entered into a new loan agreement for a maximum commitment of 72.5 million euros (approximately $68 million at July 2, 2000) (the "U.K. Credit Agreement") that is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain foreign inventories and receivables. Borrowings under the U.K. Credit Agreement bear a margin of approximately 25 basis points higher than that paid under the Amended Credit Agreement.

The Amended Credit Agreement and the U.K. Credit Agreement require the Company to maintain financial ratios related to the maximum level of debt to earnings before interest, taxes, depreciation, and amortization and minimum interest coverage. In addition to financial ratios, the Amended Credit Agreement and the U.K. Credit Agreement restrict, among other things, the Company's ability to do the following: make certain capital expenditures; make certain payments; incur debt in addition to the 2006 Notes; incur certain liens; make certain investments; enter into certain sale leaseback transactions; merge, consolidate, sell or transfer all or substantially all of the Company's assets subject to certain financial conditions; and to enter into certain transactions with affiliates. The Company met all of the requirements of the Amended Credit Agreement and the U.K. Credit Agreement in the first half of 2000, and based on information currently available, believes it is likely to meet the requirements for the balance of 2000.

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

The indenture, pursuant to which the 2006 Notes were issued, contains certain covenants that restrict, among other things, the Company's ability to do the following: make certain restricted payments, including dividends on and the purchase of the Company's common stock and certain other payments; incur additional debt and issue preferred stock; incur certain liens; enter into sale leaseback transactions; enter into certain transactions with affiliates; and enter into certain mergers and consolidations or sell all or substantially all of the properties or assets of the Company.

At July 2, 2000, the Company had $573 million outstanding in long-term debt. The amounts outstanding were comprised of $149 million under the 2002 Notes, $149 million under the 2007 Notes and $275 million under the 2006 Notes.

The Company filed a shelf registration statement with the Securities and Exchange Commission in the first quarter of 2000 to expand the type and increase the amount of securities it may offer up to $500 million. The types of securities that the Company can issue under the shelf registration are debt securities, preferred stock, depositary shares, common stock, preferred stock rights, stock purchase contracts, stock purchase units, warrants and warrant units. The Company's ability to issue securities under the shelf registration statement are subject to limitations imposed by the Amended Credit Agreement, the U.K Credit Agreement and the 2006 Notes.

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

To minimize the impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"), the Company engages in nonfunctional currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional currency denominated liabilities that hedge the Company's nonfunctional currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency denominated borrowings are recognized in earnings as incurred. The amount of the Company's outstanding short-term debt incurred for hedging purposes was $11 million at July 2, 2000.

Alternatively, the Company may use forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The term of these contracts typically does not exceed six months. The Company does not enter into forward exchange contracts for trading purposes. At July 2, 2000, the aggregate notional value of the Company's outstanding forward exchange contracts was $111 million.

The Company has limited flexibility to increase prices in local currencies and offset the adverse impact of foreign exchange. As a result, the Company purchases U.S. dollar call/foreign currency put options which allows it to protect a portion of its expected foreign currency denominated revenues from adverse currency exchange movement. The term of purchased options typically does not exceed 18 months, and all of the option contracts outstanding at July 2, 2000 expire in 2000. The Company does not write options or purchase options for trading purposes. The notional value of the Company's outstanding option contracts, all of which were denominated in Japanese yen, was $95 million at July 2, 2000.

IMPACT OF INFLATION

Inflation continues to be a factor in many countries in which the Company does business. The Company's pricing strategy and continuing efficiency improvements have offset inflation and normal cost increases to a considerable degree. The overall inflationary impact on the Company's earnings has not been material.

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

In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." ("FAS 138"), which will be adopted concurrently with FAS 133. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the effect of FAS 133 and FAS 138 on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that expresses the views of the SEC staff regarding the application of generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the effective date of SAB 101 to periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 at the beginning of the fourth quarter of 2000 but does not believe that the adoption of SAB 101 will have a material impact on its results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The Company does not believe that the adoption of FIN 44 will have a material impact on its results of operations or financial position.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which is effective for fiscal quarters beginning after June 30, 2000. This accounting applies to the cost of developing a web site and applies to web sites used to promote or advertise products or services, supplant manual processes or services, sell products (including software) or services, or to do a combination of all three. The Company does not believe that the adoption of EITF Issue No. 00-2 will have a material effect on its results of operations or financial position.

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which is effective for periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. This accounting applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free products or services. The Company will adopt EITF Issue No. 00-14 at the beginning of the fourth quarter of 2000 and is currently evaluating the requirements of EITF Issue No. 00-14 and the effect on the Company's results of operations and financial position.

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

In 1998, the Company formed an Economic and Monetary Union Steering Committee and Project Team (the "EMU Committee"). The EMU Committee has analyzed the impact of the euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts and accounting and tax departments. While the Company is in the process of making certain adjustments to its business and its operations to accommodate the euro conversion, the EMU Committee believes, based on information available at this time and on several assumptions, that the euro conversion process will not have a material adverse impact on the Company's results of its operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "outlook", "intend", "will", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

    -    to revitalize the core imaging business which requires, among other things;
         >>   introducing a number of new products each year;
         >>   expanding certain profitable businesses;
         >>   increasing revenues while managing the mix of new and traditional products; and
         >>   continuing to reduce costs through operating efficiencies, including savings from restructuring;

    - to penetrate new demographic markets such as children, teens and young adults for its products and new technologies through product innovations, marketing campaigns and expanded distribution;

    - to develop and implement its digital imaging strategy which requires, among other things:

         >>   applying the Company's technology and expertise in instant imaging to the developing market for digital imaging products;
         >>   marketing of successful new digital imaging products;
         >>   successfully developing partnerships and alliances with other companies in the digital imaging market; and
         >>   accurately anticipating and responding to trends in the rapidly changing digital imaging market;

    - to compete successfully in the instant imaging market against larger and stronger competitors like Fuji Photo Film Co., Ltd. ("Fuji"), and in the digital imaging market against competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Cannon U.S.A., Inc. and Sony Corporation;

    - to avoid periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments;

    - to manage or reduce its debt which would reduce the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates;

    - to comply with the covenants in the Amended Credit Agreement, the U.K. Credit Agreement, the indenture governing the 2006 Notes and certain of the agreements governing short-term lines of credit the failure of which could result in an event of default;

    - to generate sufficient cash in order to make payments on and to refinance its debt, to execute its business strategy, to make capital expenditures and to fund research and development costs;

    - to retain its top customers at essentially their current purchasing levels;

    - to sell and market its products worldwide particularly in light of the major risks associated with worldwide operations such as various local laws and customs and fluctuation of foreign exchange rates, particularly the Japanese yen and euro;

    -    to further reduce its cycle time in bringing new products to market;

    - to retain certain sole source suppliers, or find timely alternatives, for raw materials, supplies and finished goods necessary for the manufacture and sale of its products, including chemicals, polyester film base, specialty paper and certain components;

    - to develop and continue to protect ownership of, and license as appropriate, valuable intellectual property rights;

    - to comply with the large number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials; and;

    - to retain a number of key senior managers and to be able to attract and retain qualified senior managers who can implement the Company's business strategy.

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

In April 1999, a tribunal of the International Chamber of Commerce's International Court of Arbitration (the "ICC") entered a ruling against the Company's wholly-owned subsidiary, Polaroid Far East Limited, in an arbitration proceeding brought by Columbia Enterprises for breach of two distributor agreements regarding the distribution of photographic equipment in the Philippines in 1996. In May 2000, the ICC issued a damage award against the Company. The amount of the award did not have a material impact on the Company's results of operations or financial position.

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

In June 1999, the Company received a Notice of Service of Process in a patent infringement action filed against it and many others by the Lemelson Medical, Education and Research Foundation alleging that a broad range of the Company's manufacturing equipment and products infringe a number of patents. The Company resolved this action in the second quarter of 2000. The resolution of this action did not have a material impact on the Company's results of operations or financial position.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities as of July 2, 2000 was $1.4 million. The Company currently estimates that the majority of $1.4 million reserved for environmental liabilities will be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS


        Exhibit No.                                            Description
        -----------                                            -----------

           4 Rights Agreement dated as of July 1, 2000, between Polaroid Corporation and Fleet National Bank, as Rights Agent. (The Rights Agreement, included as Exhibit 1 to Polaroid Corporation's Form 8-A as filed on June 29, 2000, is hereby incorporated by reference).

          12 (*)         Ratio of Earnings to Fixed Charges.

          15 (*)         Letter re Unaudited Interim Financial Information.

          27 (*)         Financial Data Schedule.


----------------------------
(*) - Filed herewith.

b)   REPORTS ON FORM 8-K

     During the second quarter of 2000, the Company filed a Current Report on Form 8-K dated June 6, 2000 announcing the following:

          - that the Board of Directors of the Company amended certain by-laws of the Company; and

          - that the Board of Directors of the Company declared a dividend in the form of a Right, whose terms are set forth in the Rights Agreement, to purchase 1/100th of a share of Series B Participating Cumulative Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                POLAROID CORPORATION
                                    (Registrant)

                                By  /s/ JUDITH G. BOYNTON
                                    ---------------------
                                    Judith G. Boynton
                                    Executive Vice President, Business
                                       Development and Chief Financial Officer