Form 10-Q
period 2000-10-01
POLAROID CORP
filed 2000-11-14
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended         October 1, 2000
                                                      --------------------------
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended __________ to _________________

                          Commission File Number 1-4085


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  04-1734655
---------------------------------------         --------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

               784 Memorial Drive, Cambridge, Massachusetts 02139
--------------------------------------------------------------------------------
                  (Address of principal executive offices)(Zip Code)

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


                      Shares of Common Stock, $1 par value,
                   outstanding at November 3, 2000: 45,186,643


                        This document contains 39 pages.
                       Exhibit Index appears on page 36.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Periods ended September 26, 1999 and October 1, 2000



POLAROID CORPORATION AND SUBSIDIARY COMPANIES                          Third Quarter               Nine Months
(IN MILLIONS, EXCEPT PER SHARE DATA)                                1999         2000         1999          2000
--------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
NET SALES                                                          $ 463.0     $ 458.2      $1,328.8     $1,349.4

   Cost of goods sold                                                268.3       246.5         786.5        732.1
   Marketing, research, engineering and administrative
     expenses                                                        182.9       163.2         496.5        508.9
                                                                ----------------------------------------------------

TOTAL COSTS                                                          451.2       409.7       1,283.0      1,241.0

PROFIT FROM OPERATIONS                                                11.8        48.5          45.8        108.4

   Other income/(expense)                                              2.3         1.3         (19.2)        21.5
   Interest expense                                                   19.8        21.6          57.0         62.8
                                                                ----------------------------------------------------

PROFIT/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)                     (5.7)       28.2         (30.4)        67.1
   Federal, state and foreign income tax expense/(benefit)            (1.9)        9.8         (10.6)        23.5
                                                                ----------------------------------------------------

NET EARNINGS/(LOSS)                                                $  (3.8)    $  18.4      $  (19.8)    $   43.6
                                                                ====================================================

BASIC EARNINGS/(LOSS) PER COMMON SHARE                             $ (0.09)    $  0.41      $  (0.45)    $   0.97

DILUTED EARNINGS/(LOSS) PER COMMON SHARE                           $ (0.09)    $  0.40      $  (0.45)    $   0.96

CASH DIVIDENDS PER COMMON SHARE                                      $0.15     $  0.15      $   0.45     $   0.45

Weighted average common shares used for basic earnings/(loss)
   per common share calculation (in thousands)                      44,382      45,062        44,227       44,882

Weighted average common shares used for diluted
   earnings/(loss) per common share calculation (in thousands)      44,382      45,933        44,227       45,409

Common shares outstanding at end of period (in thousands)           44,450      45,187        44,450       45,187


See accompanying notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED BALANCE SHEET



POLAROID CORPORATION AND SUBSIDIARY COMPANIES                              December 31,       October 1,
(IN MILLIONS)                                                                 1999              2000
-----------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   92.0          $   61.0
   Receivables                                                                  489.7             441.6
   Inventories:
     Raw materials                                                               84.3              87.8
     Work-in-process                                                            135.8             182.7
     Finished goods                                                             175.5             223.8
                                                                         ----------------------------------
   Total inventories                                                            395.6             494.3
   Prepaid expenses and other current assets                                    139.6             148.2
                                                                         ----------------------------------
TOTAL CURRENT ASSETS                                                          1,116.9           1,145.1

PROPERTY, PLANT AND EQUIPMENT:
   Total property, plant and equipment                                        2,023.0           1,971.3
   Less accumulated depreciation                                              1,423.8           1,398.0
                                                                         ----------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                               599.2             573.3

DEFERRED TAX ASSETS                                                             243.7             243.7
OTHER ASSETS                                                                     80.2              76.2
                                                                         ----------------------------------
TOTAL ASSETS                                                                 $2,040.0          $2,038.3
                                                                         ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                           $  259.4          $  346.3
   Payables and accruals                                                        338.0             305.9
   Compensation and benefits                                                    138.1              91.1
   Federal, state and foreign income taxes                                       14.7              21.7
                                                                         ----------------------------------
TOTAL CURRENT LIABILITIES                                                       750.2             765.0

LONG-TERM DEBT                                                                  573.0             573.4
ACCRUED POSTRETIREMENT BENEFITS                                                 234.8             233.7
OTHER LONG-TERM LIABILITIES                                                     111.5              82.0

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                                    75.4              75.4
   Additional paid-in capital                                                   395.2             377.6
   Retained earnings                                                          1,208.8           1,232.2
   Accumulated other comprehensive income                                       (48.9)            (69.9)
   Less:  Treasury stock, at cost                                             1,259.7           1,231.1
          Deferred compensation                                                    .3                 -
                                                                         ----------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                               370.5             384.2
                                                                         ----------------------------------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                            $2,040.0          $2,038.3
                                                                         ==================================

See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine month period ended September 26, 1999 and October 1, 2000



POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                         Nine Months
(IN MILLIONS)                                                                   1999              2000
-----------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings/(loss)                                                        $ (19.8)          $  43.6
   Depreciation of property, plant and equipment                                 74.9              82.3
   Gain on the sale of real estate                                              (12.0)            (12.9)
   Other non-cash items                                                          78.3              23.3
   Decrease in receivables                                                        4.0              34.1
   Decrease/(increase) in inventories                                            38.5            (111.0)
   Increase in prepaids and other assets                                        (28.7)            (11.1)
   Decrease in payables and accruals                                            (49.0)            (25.2)
   Decrease in compensation and benefits                                        (41.5)            (75.5)
   Increase/(decrease) in federal, state and foreign income taxes
     payable                                                                    (24.3)              7.2
                                                                         ----------------------------------
   Net cash provided/(used) by operating activities                              20.4             (45.2)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in other assets                                                      25.8               4.2
   Additions to property, plant and equipment                                  (131.8)            (98.3)
   Proceeds from the sale of property, plant and equipment                       30.3              45.3
                                                                         ----------------------------------
   Net cash used by investing activities                                        (75.7)            (48.8)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase/(decrease) in short-term debt (maturities of 90 days
     or less)                                                                   (29.5)             90.5
   Short-term debt (maturities of more than 90 days)
     Proceeds                                                                    41.8                 -
     Payments                                                                   (24.9)                -
   Proceeds from issuance of long-term debt                                     268.2                 -
   Repayment of long-term debt                                                 (200.0)                -
   Proceeds from issuance of stock incentives                                      .2                .1
   Cash dividends paid                                                          (19.9)            (20.2)
                                                                         ----------------------------------
   Net cash provided by financing activities                                     35.9              70.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           2.4              (7.4)
                                                                         ----------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (17.0)            (31.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                105.0              92.0
                                                                         ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  88.0           $  61.0
                                                                         ==================================

See accompanying notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Nine Months Ended September 26, 1999 and October 1, 2000


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

2.   EARNINGS PER SHARE

                                                       NET             WEIGHTED AVERAGE
                                                     EARNINGS/             OF NUMBER           PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               (LOSS)             COMMON SHARES           AMOUNT
------------------------------------------         -------------     --------------------    ------------
Quarter ended September 26, 1999
   Basic earnings per share                            $(3.8)                44.4               $(.09)
                                                   =============     ====================    ============
   Diluted earnings per share                          $(3.8)                44.4               $(.09)
                                                   =============     ====================    ============
QUARTER ENDED OCTOBER 1, 2000
   BASIC EARNINGS PER SHARE                            $18.4                 45.1               $ .41
                                                   =============     ====================    ============
   DILUTED EARNINGS PER  SHARE                         $18.4                 45.9               $ .40
                                                   =============     ====================    ============

                                                       NET             WEIGHTED AVERAGE
                                                     EARNINGS/             OF NUMBER           PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               (LOSS)             COMMON SHARES           AMOUNT
------------------------------------------         -------------     --------------------    ------------
Nine months ended September 26, 1999

   Basic loss per share                                $(19.8)               44.2               $(.45)
                                                   =============     ====================    ============

   Diluted loss per share                              $(19.8)               44.2               $(.45)
                                                   =============     ====================    ============

NINE MONTHS ENDED OCTOBER 1, 2000

   BASIC EARNINGS PER SHARE                            $43.6                 44.9               $ .97
                                                   =============     ====================    ============

   DILUTED EARNINGS PER  SHARE                         $43.6                 45.4               $ .96
                                                   =============     ====================    ============


The weighted average number of common shares outstanding for diluted earnings per share for the three and nine month periods ended October 1, 2000 included the effect of certain stock awards granted during 2000 for which shares have not been issued. Stock options for shares of the Company's common stock were outstanding but were not included in the calculations of diluted earnings per share because the effects were anti-dilutive. In addition, performance shares were outstanding but not included in the calculations of diluted earnings per share because all of the necessary performance conditions had not been satisfied. The stock options and performance shares not included in the calculation of diluted earnings per share were as follows:

                                                 STOCK       PERFORMANCE
(IN MILLIONS)                                   OPTIONS         SHARES
--------------------------------------          -------      ------------
Quarter ended September 26, 1999                  6.5             .3
QUARTER ENDED OCTOBER 1, 2000                     5.6             .4

Nine months ended September 26, 1999              5.9             .3
NINE MONTHS ENDED OCTOBER 1, 2000                 5.8             .4

3.   COMPREHENSIVE INCOME

The Company's total comprehensive income/(loss) was as follows:

                                                      QUARTER ENDED                  NINE MONTH PERIOD ENDED
                                             SEPTEMBER 26,      OCTOBER 1,       SEPTEMBER 26,        OCTOBER 1,
(IN MILLIONS)                                     1999             2000               1999               2000
--------------------------------------     -----------------  --------------   ----------------     --------------
Net earnings/(loss)                              $(3.8)            $18.4             $(19.8)            $ 43.6

Other comprehensive income:
   Currency translation
     adjustment                                    8.4              (5.5)             (12.7)             (20.8)
   Unrealized gain/(loss) on
     available-for-sale securities, net
     of tax                                         .2                .3                (.1)               (.2)
                                           -----------------  --------------   ----------------     --------------
Total comprehensive income/(loss)                $ 4.8             $13.2             $(32.6)            $ 22.6
                                           =================  ==============   ================     ==============



4.   SEGMENTS

The following is a summary of information related to the Company's segments:

                                                      QUARTER ENDED                  NINE MONTH PERIOD ENDED
                                             SEPTEMBER 26,      OCTOBER 1,       SEPTEMBER 26,        OCTOBER 1,
(IN MILLIONS)                                     1999             2000               1999               2000
--------------------------------------     -----------------  --------------   ----------------     --------------
Net sales to customers:
   Americas Region                               $284.8           $303.1            $  813.1           $  855.2
   European Region                                 92.6             77.4               286.5              263.3
   Asia Pacific Region                             85.6             77.7               229.2              230.9
   Global Operations                                 --               --                  --                 --
   Research and Development                          --               --                  --                 --
                                           -----------------  --------------   ----------------     --------------
Segment net sales to customers                    463.0            458.2             1,328.8            1,349.4
   Corporate                                         --               --                  --                 --
                                           -----------------  --------------   ----------------     --------------
Total net sales to customers                     $463.0           $458.2            $1,328.8           $1,349.4
                                           =================  ==============   ================     ==============

The following is a summary of information related to the Company's segments:

                                                      QUARTER ENDED                  NINE MONTH PERIOD ENDED
                                             SEPTEMBER 26,      OCTOBER 1,       SEPTEMBER 26,        OCTOBER 1,
(IN MILLIONS)                                     1999             2000               1999               2000
--------------------------------------     -----------------  --------------   ----------------     --------------
Profit/(loss) from operations:
   Americas Region                               $ 83.6           $ 92.3             $ 233.3            $ 251.4
   European Region                                 17.7              9.6                56.1               34.8
   Asia Pacific Region                             21.3             21.9                56.3               63.4
   Global Operations                              (36.2)           (14.9)             (118.2)             (65.2)
   Research and Development                       (20.5)           (21.3)              (64.3)             (61.3)
                                           -----------------  --------------   ----------------     --------------
Segment profit from operations                     65.9             87.6               163.2              223.1
   Corporate                                      (54.1)           (39.1)             (117.4)            (114.7)
                                           -----------------  --------------   ----------------     --------------
Total profit from operations                     $ 11.8           $ 48.5             $  45.8            $ 108.4
                                           =================  ==============   ================     ==============


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

The balance of reserves established for the 1997 Program and related charges are as follows:


                                                                         PENSION
(IN MILLIONS)                                        SEVERANCE        ENHANCEMENTS       EXIT COSTS        TOTAL
-------------------------------------------------- --------------- -------------------- -------------- ---------------
Balance at January 1, 1998                           $    142.4          $        --      $     9.5      $    151.9

   Restructuring and other                                 47.4                  2.6             --            50.0
   Reclassification of pension
    enhancements                                           (2.4)                 2.4             --              --
   Cash charges                                           (69.2)                  --           (7.1)          (76.3)
   Non-cash charges                                          --                 (5.0)            --            (5.0)
                                                   --------------- -------------------- -------------- ---------------

Balance at December 31, 1998                              118.2                   --            2.4           120.6

   Reclassification of pension
    enhancements                                            (.7)                  .7             --              --
   Cash charges                                           (68.9)                  --            (.2)          (69.1)
   Non-cash charges                                          --                  (.7)            --             (.7)
                                                   --------------- -------------------- -------------- ---------------

Balance at December 31, 1999                               48.6                   --            2.2            50.8

   Cash charges                                           (15.0)                  --            (.5)          (15.5)
                                                   --------------- -------------------- -------------- ---------------

Balance at April 2, 2000                                   33.6                   --            1.7            35.3

   Cash charges                                           (12.2)                  --            (.9)          (13.1)
                                                   --------------- -------------------- -------------- ---------------

Balance at July 2, 2000                                    21.4                   --             .8            22.2

   CASH CHARGES                                            (5.4)                  --             --            (5.4)
                                                   --------------- -------------------- -------------- ---------------

BALANCE AT OCTOBER 1, 2000                           $     16.0          $        --      $      .8      $     16.8
                                                   =============== ==================== ============== ===============

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees. Approximately 2,700 of the 2,800 terminations under the 1997 Program occurred by October 1, 2000. In addition, approximately $170.7 million of cash payments related to the severance component of the 1997 Program had been made at October 1, 2000.

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

In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 138"), which will be adopted concurrently with FAS 133. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities and incorporates conclusions reached by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the effect of FAS 133 and FAS 138 on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that expresses the views of the SEC staff regarding the application of generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the effective date of SAB 101 to periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 at the beginning of the fourth quarter of 2000 and does not believe that the adoption will have a material impact on its results of operations or financial position.

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. This accounting applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free products or services. The Company will adopt EITF Issue No. 00-14 at the beginning of the fourth quarter of 2000 and does not believe that the adoption will have a material impact on its results of operations or financial position but it will require amounts previously recorded as marketing expenses to be reclassified as a reduction of net sales.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations or financial position.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which is effective for fiscal quarters beginning after June 30, 2000. This accounting applies to the cost of developing a web site and applies to web sites used to promote or advertise products or services, supplant manual processes or services, sell products (including software) or services, or to do a combination of all three. The adoption of EITF Issue No. 00-2 did not have a material effect on the Company's results of operations or financial position.

7.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. Certain legal proceedings to which the Company is a party are discussed in Part II, Item 1 of this filing.

8.  INDEPENDENT AUDITORS' REPORT

The September 26, 1999 and October 1, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of October 1, 2000 and the related condensed consolidated statements of earnings for the three and nine month periods ended September 26, 1999 and October 1, 2000, and the cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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



Boston, Massachusetts
October 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Polaroid Corporation and subsidiary companies ("the Company") is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all the countries in North and South America. The European Region includes all the countries of continental Europe, the United Kingdom, Russia, the middle-eastern countries and the African continent. The Asia Pacific Region includes Japan, Australia and the Asian continent, excluding Russia. Each of these regions consist of sales and marketing operations. Global Operations consists of worldwide activities associated with manufacturing, distribution, logistics, developing manufacturing processes for new products and inventory management. Research and Development is comprised of corporate research and engineering activities.

Additionally, the Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, centralized information systems, general and administrative functions and certain other corporate functions. Corporate also includes costs related to worldwide restructuring activities and certain other non-operating items.

The Company evaluates the performance of its segments based on profit from operations with consideration of assets employed. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third party sales. Non-standard manufacturing costs along with the cost of developing manufacturing processes for new products and regional warehousing and distribution costs are reported as incurred in the Global Operations segment. Costs related to research and engineering activities are reported as incurred in the Research and Development segment.

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

2000 THIRD QUARTER RESULTS

SALES

Worldwide net sales to customers decreased 1% to $458 million in the third quarter of 2000 compared with $463 million in the third quarter of 1999. The decrease was due to lower sales of other core products excluding digital cameras, the absence of sales from non-core businesses that the Company exited and, to a lesser degree, the unfavorable impact of foreign exchange. The decreases were offset, in part, by higher sales of instant and digital cameras and, to a lesser degree, higher sales of instant film.

Worldwide net sales to customers for the third quarter of 2000 included approximately $100 million related primarily to new instant cameras and film, digital cameras and other commercial imaging products introduced in the last three years. These new products include the I-Zone Instant Pocket Camera and film, the JoyCam Instant Camera and film, the PhotoMAX line of digital cameras and the SP-350 retail document photo system. New instant camera and film products are priced to appeal to a broader range of customers and, in general, carry lower average selling prices than the traditional camera and film products.

In the third quarter of 2000, on a unit basis, worldwide shipments to customers of instant cameras increased approximately 41% to 3.2 million units from 2.3 million units for the same period in 1999 while unit shipments to customers of instant film increased by approximately 10% compared with the third quarter of 1999. In addition, worldwide shipments to customers of digital cameras, most of which occurred in the United States, increased to approximately .3 million units in the third quarter of 2000, an increase of approximately four-fold over the same period of 1999.

Sales in the Americas Region increased 6% to $303 million in the third quarter of 2000 compared with $285 million in the third quarter of 1999. The increase was due to higher sales of instant film, instant cameras and digital cameras sold in the Unites States. The increases were offset, in part, by lower sales of other core products excluding digital cameras and the absence of sales from non-core businesses that the Company exited. The increases in sales of instant cameras and film in the Region were impacted by changes in the product mix of new and traditional formats as higher unit sales were offset, in part, by the impact of the lower average selling prices of the newer products.

In the Americas Region, on a unit basis, shipments to customers of instant cameras increased approximately 106% while unit shipments to customers of instant film increased by approximately 15% in the third quarter of 2000 compared with the third quarter of 1999.

Sales in the European Region decreased 16% to $77 million in the third quarter of 2000 compared with $92 million in the third quarter of 1999. The decrease was due to the unfavorable impact of foreign exchange, lower sales of instant film and, to a lesser degree, the absence of sales from non-core businesses that the Company exited. The decreases were offset, in part, by higher sales of instant cameras. Instant camera and film sales in the Region were impacted by changes in the product mix of new and traditional formats as higher unit sales were offset by the impact of the lower average selling prices of the newer products.

In the European Region, on a unit basis, shipments to customers of instant cameras increased approximately 98% while unit shipments to customers of instant film increased by approximately 3% in the third quarter of 2000 compared with the third quarter of 1999.

Sales in the Asia Pacific Region decreased 9% to $78 million in the third quarter of 2000 compared with $86 million in the third quarter of 1999. The decrease was due to lower sales of instant cameras and film offset, in part, by the favorable impact of foreign exchange. The decrease in sales of instant cameras was due primarily to a product transition in Japan from the original Xiao and JoyCam cameras to the next generation of I-Zone and JoyCam cameras and, to a lesser degree, changes in the product mix of instant cameras sold. The Company began the product transition in the second quarter, but the bulk of the transition occurred in the third quarter of 2000. Instant film sales in the Region decreased due to changes in the product mix of new and traditional film formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the Asia Pacific Region, on a unit basis, shipments to customers of instant cameras decreased approximately 37% while unit shipments to customers of instant film increased by approximately 2% in the third quarter of 2000 compared with the third quarter of 1999.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide profit from operations in the third quarter of 2000 was $49 million compared with a profit from operations of $12 million in the third quarter of 1999. The increase was due to the absence of a $40 million charge related to the Company's graphics arts business that was recorded in the third quarter of 1999. To a lesser degree, lower manufacturing costs, including savings from restructuring and other efficiencies, also contributed to the increase in profit from operations. The increases were offset, in part, by higher corporate costs related to centralized information systems and central marketing, higher costs related to promotional activities, the impact of changes in product mix on instant film and the impact of lower sales of other core products excluding digital cameras.

In the third quarter of 1999, the Company agreed to contribute the net assets of its graphic arts business to a joint venture in exchange for a redeemable preferred equity interest and an equity interest of less than 20% in the joint venture. In connection with the transaction, the Company recorded an impairment loss of $17 million based on its evaluation of the estimated fair value of its investment in the joint venture. In addition, the Company recorded $16 million of charges to increase reserves primarily related to trade accounts receivables and inventories, $4 million for liabilities associated with the disposition of the business and $3 million of severance costs associated with employees that were terminated as a result of the agreement. Of the total $40 million, the Company recorded approximately $25 million in cost of goods sold and the remainder in marketing and administrative expenses. On a segment basis, the Company allocated $5 million to the Americas Region, $3 million to the European Region, $11 million to Global Operations and $21 million to the non-segment Corporate category.

Profit from operations in the Americas Region was $92 million in the third quarter of 2000 compared with $84 million in the third quarter of 1999. The increase was due to both higher unit sales and improved margins on sales of instant film and, to a lesser degree, the absence of the charge related to the graphic arts business described above and the impact of higher sales of instant cameras. The increases were offset, in part, by the impact of lower sales of other core products excluding digital cameras and higher costs related to promotional activities.

Profit from operations in the European Region was $10 million in the third quarter of 2000 compared with $18 million in the third quarter of 1999. The decrease was due to the unfavorable impact of foreign exchange and, to a lesser degree, the impact of changes in product mix on instant film and an increase in planned spending on advertising and promotional activities supporting new products. The decreases were offset, in part, by the absence of the charge related to the graphic arts business described above.

Profit from operations in the Asia Pacific Region was essentially unchanged at $22 million in the third quarter of 2000 compared with $21 million for the same period of 1999. In the third quarter of 2000, profit from operations included the favorable impact of foreign exchange offset by the impact of changes in product mix on instant film.

Global Operations costs were $15 million in the third quarter of 2000 compared with $36 million in the third quarter of 1999. The decrease was due to the absence of the charge related to the graphic arts business described above and continued cost savings and manufacturing efficiencies. These reductions were a significant component of the Company's improvement in gross margin as a percentage of net sales which increased to 46% in the third quarter of 2000 compared with 42% for the same period of 1999.

Research and Development costs were $21 million in both the third quarter of 2000 and the third quarter of 1999. In the third quarter of 2000, the Company increased spending on research and engineering activities related to its instant and digital imaging products. The increase was offset by the absence of costs for research and engineering activities associated with non-core businesses that the Company exited.

Corporate costs were $39 million in the third quarter of 2000 compared with $54 million in the third quarter of 1999. The decrease was due to the absence of the charge related to the graphic arts business described above offset, in part, by higher expenses, including depreciation, for centralized information systems and a planned increase in spending for central marketing activities primarily in support of the Company's new products.

The net of other income and expense was income of $1 million in the third quarter of 2000 compared with income of $2 million in the same period of 1999.

Interest expense increased to $22 million in the third quarter of 2000 compared with $20 million for the same period in 1999. The increase was due to a higher average interest rate on the amounts of debt outstanding and, to a lesser degree, higher average amounts of debt outstanding during the third quarter of 2000.

Income tax expense in the third quarter of 2000 was $10 million or 35% of reported profit before income taxes compared with an income tax benefit of $2 million or 35% of the reported loss before income taxes in the third quarter of 1999.

In the third quarter of 2000, the Company recorded net earnings of $18 million, or $.41 basic earnings per common share compared with a net loss of $4 million, or $.09 basic loss per common share in the third quarter of 1999. Diluted earnings/loss per common share was $.40 diluted earnings per common share in the third quarter of 2000 compared with $.09 diluted loss per common share in the third quarter of 1999.

2000 NINE MONTH RESULTS

SALES

Worldwide net sales to customers increased 2% to $1,349 million in the first nine months of 2000 compared with $1,329 million in the first nine months of 1999. The increase was due to higher sales of instant and digital cameras. The increases were offset by the absence of sales from non-core businesses that the Company exited, lower sales of other core products excluding digital cameras and, to a lesser degree, the unfavorable impact of foreign exchange. Worldwide sales of instant film were essentially the same in the first nine months of 2000 compared with the same period of 1999.

Worldwide net sales to customers for the first nine months of 2000 included approximately $280 million related primarily to new instant cameras and film, digital cameras and other commercial imaging products introduced in the last three years. These new products include the I-Zone Instant Pocket Camera and film, the JoyCam Instant Camera and film, the PhotoMAX line of digital cameras and the SP-350 retail document photo system. New instant camera and film products are priced to appeal to a broader range of customers and, in general, carry lower average selling prices than the traditional camera and film products.

In the first nine months of 2000, on a unit basis, worldwide shipments to customers of instant cameras increased approximately 60% to 8.3 million units from 5.2 million units for the same period in 1999 while unit shipments to customers of instant film increased by approximately 11% compared with the first nine months of 1999. In addition, worldwide shipments to customers of digital cameras, most of which occurred in the United States, increased to approximately .7 million units in the first nine months of 2000, an increase of approximately six-fold over the same period of 1999.

Sales in the Americas Region increased 5% to $855 million in the first nine months of 2000 compared with $813 million in the first nine months of 1999. The increase was due to higher sales of instant and digital cameras and, to a lesser degree, instant film. The increases were offset by the absence of sales from non-core businesses that the Company exited and lower sales of other core products excluding digital cameras. Instant camera and film sales were impacted by changes in the product mix of new and traditional formats as higher unit sales were offset by the impact of the lower average selling prices of the newer products.

In the Americas Region, on a unit basis, shipments to customers of instant cameras increased approximately 117% while unit shipments to customers of instant film increased by approximately 13% in the first nine months of 2000 compared with first nine months of 1999.

Sales in the European Region decreased 8% to $263 million in the first nine months of 2000 compared with $287 million in the first nine months of 1999. The decrease was due to the unfavorable impact of foreign exchange, and to lesser a degree, the absence of sales from non-core businesses that the Company exited and lower sales of instant film. The decreases were offset, in part, by higher sales of instant cameras. Instant camera and film sales in the Region were impacted by changes in the product mix of new and traditional formats as higher unit sales were more than offset by the impact of the lower average selling prices of the newer film products.

In the European Region, on a unit basis, shipments to customers of instant cameras increased approximately 137% while unit shipments to customers of instant film increased by approximately 8% in the first nine months of 2000 compared with the first nine months of 1999.

Sales in the Asia Pacific Region increased 1% to $231 million in the first nine months of 2000 compared with $229 million in the first nine months of 1999. The increase was due to the favorable impact of foreign exchange and, to a lesser degree, higher sales of instant film. The increases were offset, in part, by the absence of sales from non-core businesses that the Company exited and lower sales of instant cameras. The decrease in sales of instant cameras was due to a change in the product mix of new and traditional cameras sold in the Region and the product transition in Japan described above. Instant film sales in the Region were also impacted by changes in the product mix of new and traditional film formats as higher unit sales were offset by the impact of the lower selling prices of the newer film products.

In the Asia Pacific Region, on a unit basis, shipments to customers of instant cameras decreased approximately 17% while unit shipments to customers of instant film increased by approximately 10% in the first nine months of 2000 compared with the first nine months of 1999.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide profit from operations in the first nine months of 2000 was $108 million compared with a profit from operations of $46 million in the first nine months of 1999. The increase was due to lower manufacturing costs, including savings from restructuring and other efficiencies, the absence of the $40 million charge related to the graphics arts business described above and, to a lesser degree, the impact of higher sales of instant cameras. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities primarily in support of new products and higher corporate costs related to centralized information systems and central marketing activities.

Profit from operations in the Americas Region was $251 million in the first nine months of 2000 compared with $233 million in the first nine months of 1999. The increase was due to both higher unit sales and improved margins on sales of instant film and, to a lesser degree, the impact of higher sales of instant cameras and the absence of losses incurred by non-core businesses that the Company exited. The increases were offset, in part, by a planned increase in spending on advertising and promotional activities supporting new products.

Profit from operations in the European Region was $35 million in the first nine months of 2000 compared with $56 million in the first nine months of 1999. The decrease was due to the unfavorable impact of foreign exchange and an increase in planned spending on advertising and promotional activities supporting new products. The decreases were offset, in part, by the impact of higher sales of instant cameras.

Profit from operations in the Asia Pacific Region was $63 million in the first nine months of 2000 compared with $56 million in the first nine months of 1999. The increase was due primarily to the favorable impact of foreign exchange.

Global Operations costs were $65 million in the first nine months of 2000 compared with $118 million in the first nine months of 1999. The decrease was due to continued cost savings and manufacturing efficiencies and the absence of the charge related to the graphic arts business described above. These reductions were a significant component of the Company's improvement in gross margin as a percentage of net sales which increased to 46% in the first nine months of 2000 compared with 41% for the same period of 1999.

Research and Development costs were $61 million in the first nine months of 2000 compared with $64 million in the first nine months of 1999. The decrease was due to the absence of costs for research and engineering activities associated with non-core businesses that the Company exited offset, in part, by increased spending on research and engineering activities related to its instant and digital imaging products.

Corporate costs were $115 million in the first nine months of 2000 compared with $117 million in the first nine months of 1999. The decrease was due to the absence of the charge related to the graphic arts business described above offset, in part, by higher expenses, including depreciation, for centralized information systems and a planned increase in spending for central marketing activities primarily in support of the Company's new products.

The net of other income and expense was income of $22 million in the first nine months of 2000 compared with expense of $19 million in the same period of 1999. Other income in the nine months of 2000 included $13 million of gains on the sale of real estate and, to a lesser degree, gains on the sale of investments. In the first nine months of 1999, other expense included a non-cash charge of $35 million to write-off the carrying value of the Company's preferred stock investment in Sterling Dry Imaging Systems, Inc. offset, in part, by approximately $12 million of gains on the sale of real estate.

Interest expense increased to $63 million in the first nine months of 2000 compared with $57 million for the same period in 1999. The increase was due to a higher average interest rate on the amounts of debt outstanding during the first nine months of 2000. The average amounts of debt outstanding during the first nine months of 2000 was essentially the same as the average amounts of debt outstanding for the same period of 1999.

Income tax expense in the first nine months of 2000 was $24 million or 35% of reported profit before income taxes compared with an income tax benefit of $11 million or 35% of the reported loss before income taxes in the first nine months of 1999.

In the first nine months of 2000, the Company recorded net earnings of $44 million, or $.97 basic earnings per common share compared with a net loss of $20 million, or $.45 basic loss per common share in the third quarter of 1999. Diluted earnings/loss per common share was $.96 diluted earnings per common share in the third quarter of 2000 compared with $.45 diluted loss per common share in the third quarter of 1999.

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

Approximately $150 million of the charges recorded in 1997 for the 1997 Program related to an involuntary severance program under which approximately 1,800 employees (consisting of sales and marketing employees in the regional segments: Americas - 16%; Europe - 24%; Asia Pacific - 9%; primarily manufacturing employees in Global Operations - 36%; research and engineering employees in Research and Development - 5%; and administrative employees in the non-segment Corporate category - 10%) were expected to leave the Company. The 1998 extension to this involuntary severance program added approximately 1,000 additional employees (consisting of sales and marketing employees in the regional segments: Americas - 7%; Europe - 14%; Asia Pacific - 3%; primarily manufacturing employees in Global Operations - 65%; research and engineering employees in Research and Development - 10%; and administrative employees in the non-segment Corporate category - 1%). Approximately 2,700 of the 2,800 terminations under the 1997 Program occurred by October 1, 2000, with most of the terminations expected to occur by the end of 2000. Approximately $171 million of cash payments related to the severance component of the 1997 Program had been made at October 1, 2000 with the remaining severance payments of approximately $16 million expected to be substantially completed by the end of 2000. Of the total amount provided for severance, approximately $10 million related to pension curtailment costs and $5 million related to pension enhancement costs incurred primarily for certain non-U.S. employees expected to be terminated under this program.

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

The impact of the 1997 Program in the Research and Development segment consists of reducing the number of employees associated with research and engineering activities in the United States and to focus the Company's research and development activities on its core imaging business.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $61 million at October 1, 2000 and $92 million at December 31, 1999. Net cash used by operating activities in the first nine months of 2000 was $45 million. Net earnings, adjusted for non-cash items (i.e., depreciation, gains on the sale of real estate and other non-cash items), provided $136 million to cash flow from operating activities and a decrease in receivables provided an additional $34 million. The increases, however, were more than offset by an increase in inventories of $111 million and a decrease in payables and accruals and liabilities for compensation and benefits of $100 million. The increase in inventories was the result of lower than anticipated shipments in the third quarter of 2000 combined with a planned build-up of inventories, particularly digital cameras, in anticipation of the fourth quarter holiday season. The decrease in payables and accruals and liabilities for compensation and benefits included $33 million of severance payments made under the 1997 Program and changes in the timing of payments for various operating expenses.

Net cash used by investing activities was $49 million for the first nine months of 2000 and consisted primarily of $98 million of additions to property, plant and equipment offset, in part, by $45 million of proceeds related primarily to the sale of real estate and the Company's technical polarizer and display film business. Net cash provided by financing activities was $70 million for the first nine months of 2000 and related to an increase in short-term debt of $91 million offset, in part, by $20 million of dividend payments to stockholders.

Working capital, defined as current assets less current liabilities, was $380 million at October 1, 2000 compared with $367 million at December 31, 1999. The increase in working capital is the result of the increase in inventory and the decrease in payables and accruals and liabilities for compensation and benefits described above. The increases in working capital were offset, in part, by an increase in short-term debt and decreases in receivables and cash and cash equivalents which were also noted above.

In the first nine months of 2000, capital spending totaled $98 million compared with $132 million in the nine months of 1999. The decrease in capital spending was the result of lower spending on the Company's enterprise-wide software system, new products (consistent with the Company's new product launch schedule) and capital improvements related to the consolidation of the Company's real estate holdings. The decreases were offset, in part, by higher spending on the Company's Internet initiatives and its identification systems business. The Company expects total capital spending to be $140 million in 2000.

The Company has financed its operations with the following sources of debt: the Amended Credit Agreement (defined below); the U.K. Credit Agreement (defined below); short-term lines of credit; and the Company's outstanding 6 3/4% Notes due 2002 (the "2002 Notes"), 7 1/4% Notes due 2007 (the "2007
Notes") and 11 1/2% Notes due 2006 (the "2006 Notes").

At October 1, 2000, the Company had $346 million outstanding in short-term debt. The amounts outstanding were comprised of $335 million under the Amended Credit Agreement and $11 million under uncommitted short-term lines of credit. There were no amounts outstanding under the U.K. Credit Agreement at the end of the third quarter of 2000.

In December 1998, the Company entered into a credit agreement for a maximum commitment of $350 million on a revolving basis through December 31, 2001. The credit agreement provides the lenders the right to incorporate covenants given to the holders of notes or other securities of the Company which, in the lenders judgment, are more restrictive. The lenders exercised their rights to incorporate certain covenants of the 2006 Notes in Amendment No. 1, dated March 31, 1999, to the credit agreement (hereinafter collectively referred to as the "Amended Credit Agreement").

Funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either the prime rate of Morgan Guaranty Trust Company ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins range from 0.085% to 2.0% for Prime-based loans and from 0.275% to 3.0% for euro-dollar loans based on the Company's credit rating. In addition, the Company pays the lenders a commitment fee on unused commitments ranging from 0% to 0.025% on an annual basis depending on the Company's credit rating and a fee to the administrative agent. The weighted average interest rate on amounts outstanding under the Amended Credit Agreement was 8.6% at October 1, 2000.

In connection with the Amended Credit Agreement, the Company entered into a collateral agreement and certain related documents that granted the lenders a first security interest in certain of the Company's domestic inventories and trade accounts receivable. Under the collateral agreement, the security will be released if the Company's credit rating is BBB- or higher by Standard and Poor's ("S&P") and Baa3 or higher by Moody's Investor's Services, Inc. ("Moody's"). Currently, the Company's credit ratings are BB by S&P and Fitch IBCA, Duff & Phelps ("Fitch") and Ba2 by Moody's. The Company's long-term debt is rated BB-by S&P, BB by Fitch and Ba3 by Moody's. In October 2000, S&P placed the Company's credit rating and long-term debt rating on CreditWatch with negative implications.

In August 1999, the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited ("Polaroid U.K."), as borrower, and the Company, as guarantor, entered into a new loan agreement for a maximum commitment of 72.5 million euros (approximately $64 million at October 1, 2000) (the "U.K. Credit Agreement") that is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain foreign inventories and receivables. Borrowings under the U.K. Credit Agreement bear a margin of approximately 25 basis points higher than that paid under the Amended Credit Agreement.

The Amended Credit Agreement and the U.K. Credit Agreement require the Company to maintain financial ratios related to the maximum level of debt to earnings before interest, taxes, depreciation, and amortization and minimum interest coverage. In addition to financial ratios, the Amended Credit Agreement and the U.K. Credit Agreement restrict, among other things, the Company's ability to do the following: make certain capital expenditures; make certain payments; incur debt in addition to the 2006 Notes; incur certain liens; make certain investments; enter into certain sale leaseback transactions; merge, consolidate, sell or transfer all or substantially all of the Company's assets subject to certain financial conditions; and to enter into certain transactions with affiliates. The Company met all of the requirements of the Amended Credit Agreement and the U.K. Credit Agreement through the first nine months of 2000.

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

In addition to its short-term debt, the Company had $573 million outstanding in long-term debt at October 1, 2000. The amounts outstanding were comprised of $149 million of 2002 Notes, $149 million of 2007 Notes and $275 million of 2006 Notes.

The indenture, pursuant to which the 2006 Notes were issued, contains certain covenants that restrict, among other things, the Company's ability to do the following: make certain restricted payments, including dividends on and the purchase of the Company's common stock; incur additional debt and issue preferred stock; incur certain liens; enter into sale leaseback transactions; enter into certain transactions with affiliates; and enter into certain mergers and consolidations or sell all or substantially all of the properties or assets of the Company.

In the first quarter of 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) to expand the type and increase the amount of securities it may offer up to $500 million. The types of securities that the Company could issue under the shelf registration are debt securities, preferred stock, depositary shares, common stock, preferred stock rights, stock purchase contracts, stock purchase units, warrants and warrant units. The Company's ability to issue securities under the shelf registration statement is subject to limitations imposed by the Amended Credit Agreement, the U.K Credit Agreement and the 2006 Notes.

The Company continually evaluates its financing arrangements to ensure that it has sufficient borrowing capacity at appropriate rates and terms. The Company believes that the availability of funds under the Amended Credit Agreement, the U.K. Credit Agreement, short-term lines of credit and funds generated from operations will be adequate to meet working capital needs, fund spending for growth and maintenance of existing operations and make severance payments associated with the 1997 Program for at least the next twelve months.

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

The Company maintains a Monetary Control Center (the "MCC") which operates under written policies and procedures that define its day-to-day operating guidelines. In addition, the MCC is subject to random independent audits and reports to a supervisory committee comprised of members of the Company's senior management. The MCC publishes regular reports to the supervisory committee detailing foreign currency activities. Exposure limits for nonfunctional currency denominated borrowings and forward exchange contracts are outlined in the MCC's policies and procedures. Currency option purchases require approval from the Company's senior management.

To minimize the impact of currency fluctuations on net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies") the Company engages in nonfunctional currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional currency denominated liabilities that hedge the Company's nonfunctional currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency denominated borrowings are recognized in earnings as incurred. The amount of the Company's outstanding short-term debt incurred for hedging purposes was $11 million at October 1, 2000.

Alternatively, the Company may use forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The term of these contracts typically does not exceed six months and the Company does not enter into forward exchange contracts for trading purposes. At October 1, 2000, the aggregate notional value of the Company's outstanding forward exchange contracts was $171 million.

The Company has limited flexibility to increase prices in local currencies and offset the adverse impact of foreign exchange. As a result, the Company purchases U.S. dollar call/foreign currency put options which allows it to protect a portion of its expected foreign currency denominated revenues from adverse currency exchange movement. The term of purchased options typically does not exceed 18 months and all of the option contracts outstanding at October 1, 2000 expire in the first quarter of 2001. The Company does not write options or purchase options for trading purposes. The notional value of the Company's outstanding option contracts, all of which were denominated in Japanese yen, was $70 million at October 1, 2000.

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

In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 138"), which will be adopted concurrently with FAS 133. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities and incorporates conclusions reached by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the effect of FAS 133 and FAS 138 on its results of operations and financial position.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that expresses the views of the SEC staff regarding the application of generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the effective date of SAB 101 to periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 at the beginning of the fourth quarter of 2000 and does not believe that the adoption will have a material impact on its results of operations or financial position.

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for periods no later than the fourth quarter of fiscal years beginning after December 15, 1999. This accounting applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free products or services. The Company will adopt EITF Issue No. 00-14 at the beginning of the fourth quarter of 2000 and does not believe that the adoption will have a material impact on its results of operations or financial position but it will require amounts previously recorded as marketing expenses to be reclassified as a reduction of net sales.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25" ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations or financial position.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which is effective for fiscal quarters beginning after June 30, 2000. This accounting applies to the cost of developing a web site and applies to web sites used to promote or advertise products or services, supplant manual processes or services, sell products (including software) or services, or to do a combination of all three. The adoption of EITF Issue No. 00-2 did not have a material effect on the Company's results of operations or financial position.

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

OUTLOOK

The following is an overview of the Company's outlook for the future and contains forward-looking statements. Actual results are dependent on a number of factors that described under "Factors That May Affect Future Results." As a result, actual results could differ materially from those outlined below.

The revenues reported by the Company in the fourth quarter of 2000 could be impacted by a mix shift to its new film formats from its traditional film formats, retailers reducing inventories in anticipation of a slow holiday season and the decline of the euro. In an effort to counteract a portion of these risks, the Company will skew more of its fourth quarter advertising and promotion toward traditional camera and film formats and work closely with distributors and retailers to avoid out-of-stocks while respecting shifts to more conservative stocking policies.

The Company will continue to pursue its strategy of revitalizing its core imaging business and linking its instant technology to the digital future. Over the next several years, the Company expects its strategy could result in net revenue growth based on a nominal growth rate for its core instant camera and film products and a growth rate of 30 to 40% for its digital products. Currently, digital products represent less than 10% of the Company's total sales but could, over the next several years, grow to represent more than 15% of total sales. The Company also expects that its strategy, and the related sales growth, could translate into growth of operating profits over the next several years. Currently, the Company's digital products carry lower profit margins relative to its instant imaging products, but in the longer term, new digital printing solutions will include media components that carry higher margins than digital hardware.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report, including those under "Outlook" above, may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "outlook", "intend", "will", "estimate" and "potential" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

     - to market its core imaging products which requires, among other things;
          -    introducing a number of new products each year;
          -    expanding certain profitable businesses;
          - increasing revenues while managing the mix of new and traditional products and retail buying patterns; and
          - continuing to reduce costs through operating efficiencies, including savings from restructuring;

     - to penetrate new demographic markets such as children, teens and young adults for its products and new technologies through product innovations, marketing campaigns and expanded distribution;

     - to develop and implement its digital imaging strategy which requires, among other things:
          - applying the Company's technology and expertise in instant imaging to the developing market for digital imaging products;
          -    marketing of successful new digital imaging products;
          - successfully developing partnerships and alliances with other companies in the digital imaging market; and
          - accurately anticipating and responding to trends in the rapidly changing digital imaging market;

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

     - to sell and market its products worldwide particularly in light of the major risks associated with worldwide operations such as various local laws and customs;

     - to manage fluctuation of foreign exchange rates, particularly the Japanese yen and euro;

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

A consolidated suit has been filed in United States District Court for the District of Massachusetts against the Company and certain of its officers by individuals claiming to have purchased stock in the Company and representing a class of its shareholders in actions alleging violations of federal securities law regarding public disclosure of information about the Company's business during a time between April 16, 1997 and August 28, 1998. The Company believes that these suits are without merit and intends to defend them vigorously.

In addition to the above, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on the results of operations or financial condition of the Company.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities as of October 1, 2000 was $1.4 million and the Company currently estimates that the majority of the reserve will be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

The Company reviews its recurring internal expenditures on environmental matters, as well as capital expenditures related to environmental compliance, on a monthly basis and reviews its third-party expenditures on environmental matters on a quarterly basis. The Company believes that these expenditures have not had and will not have a materially adverse effect on the financial condition or operating results of the Company.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Not applicable.

b) Not applicable.

c) Not applicable.

d) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS


     Exhibit No.                 Description
     ----------                  -----------
      10.1     Employment Agreement dated August 18, 2000 between Polaroid
               Corporation and Judith G. Boynton.

      12       Ratio of Earnings to Fixed Charges.

      15       Letter re Unaudited Interim Financial Information.

      27       Financial Data Schedule.

b)   REPORTS ON FORM 8-K

     The Company did not file a Current Report on Form 8-K in the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POLAROID CORPORATION
                                         (Registrant)

                                     By /s/JUDITH G. BOYNTON
                                        --------------------
                                        Judith G. Boynton
                                        Executive Vice President, Business
                                         Development and Chief Financial Officer