Form 10-K
period 2000-12-31
POLAROID CORP
filed 2001-04-02
CIK 79326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-4085

                           --------------------------

                              POLAROID CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-1734655
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
          784 MEMORIAL DRIVE,                                 02139
       CAMBRIDGE, MASSACHUSETTS                             (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (781) 386-2000

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                   Name of exchange on which registered
---------------------------------------------  ---------------------------------------------
    Common stock, par value $1 per share                  New York Stock Exchange
                                                          Pacific Stock Exchange
           11 1/2% Notes due 2006                         New York Stock Exchange
  Rights to Purchase Series A Participating               New York Stock Exchange
         Cumulative Preferred Stock                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. / /

    Aggregate market value of voting stock held by non-affiliates as of March 15, 2001: $223.8 million

        Common stock outstanding as of March 15, 2001: 45,967,822 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Polaroid Corporation Annual Report to Stockholders for 2000 -- Parts I, II, IV

  Polaroid Corporation 2001 Proxy Statement, dated April 10, 2001 -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS

    Polaroid Corporation, together with its consolidated subsidiaries (the "Company"), was incorporated in 1937 as a Delaware corporation. In 2000, the Company generated worldwide net sales of approximately $1.9 billion. The Company is the leading instant imaging company in the world and is the only manufacturer of traditional silver-halide, or chemical-based, instant cameras and film in the United States. The Company's principal products are instant film, instant and digital cameras, digital peripherals and secure identification systems with software and system solutions. In addition, the Company designs, develops, manufactures and/or markets hardware accessories for the instant imaging market, conventional 35mm cameras and film and videotapes.

BUSINESS STRATEGY

    The Company's strategy for growth is based on revitalizing its core imaging business and linking its expertise in instant imaging to digital imaging. The Company's plan to implement these strategies includes utilizing its position as the worldwide leader in instant imaging products, its widely recognized brand name, its global distribution network and its technical expertise. In addition, the Company has taken actions in recent years to fundamentally alter the way it conducts business, including reducing the cost of developing, manufacturing and distributing the Company's products, rationalizing manufacturing operations, delivering new products more efficiently, improving operating efficiency by continuing to reduce selling, general and administrative expenses and upgrading its centralized information systems.

    THE CORE BUSINESS STRATEGY

    The Company is continuing with its plan to revitalize its core imaging business by introducing a number of new products or product line extensions each year. In addition to developing new products, the Company is promoting new uses of and new markets for its products and technology and is targeting demographic segments, such as young adults, teens and children to achieve wider distribution of its products. The Company is also taking actions to refine its core imaging business model, including its recently announced restructuring program and the continued development of strategic partnerships, to reduce costs and improve profitability. Historically, the Company's profits were primarily generated by sales of instant film, rather than from sales of instant cameras. As part of a modified business model, the Company is designing, manufacturing, pricing and positioning its cameras to be more profitable.

    LINKING INSTANT IMAGING TO THE DIGITAL FUTURE

    The Company believes that there will be significant growth in the creation and communication of digital images over the next several years and the Company intends to build selectively on emerging trends in the digital imaging market. Much of the Company's imaging knowledge is transferable to the digital arena and as part of its evolving digital strategy, the Company plans to leverage its imaging technology and instant media expertise to develop products that create, capture, transmit and print digital images.

    Digital imaging provides individuals, businesses and governments the ability to capture images that can be manipulated, transmitted over long distances electronically, stored as computer files and combined with text and other codes. The Company is currently the number-one seller of digital cameras in the mass merchandising channel and among the top digital brands in all channels based on independent surveys in the United States by Information Resources, Inc. In addition, the Company believes it is positioned to accelerate its instant digital printing strategy in 2001 because it has completed technical feasibility studies and is in the early stages of commercialization for two new media platforms, which the Company has code-named "Opal" and "Onyx", that will be unveiled in the first half of 2001.

    The Company's digital strategy is not limited to digital cameras and related media. The Company, through the use of established strategic partnerships, is also considering opportunities in the handheld, mobile and wireless market along with various Internet applications that it may be able to build from the Company's new product, commercial and professional customer bases.

    REDUCING COSTS AND IMPROVING CASH FLOW

    A principal objective of the Company in 2001 will be to reduce its costs and improve cash flow. In an effort to accomplish this objective, the Company has started to implement the following strategies:

    - reducing accounts receivable and inventories;

    - selling certain assets, including real estate;

    - reducing excess manufacturing capacity by consolidating facilities and moving some production offshore or to contract manufacturers;

    - streamlining the Company's overhead structure and implementing tight cost controls over all aspects of its business; and

    - reducing capital spending to $115 million or less.

    Since December 31, 2000, the Company has taken a number of actions related to reducing costs and improving cash flow that include:

    - suspending its regular quarterly dividend which will save the Company approximately $27 million on an annualized basis that can be used for general corporate purposes; and

    - announcing a worldwide restructuring program designed to reduce overhead costs, realign the Company's resources and allow the Company to accelerate the implementation of its digital strategy (refer to the section titled "Corporate" for information on this program).

    The Company anticipates that it will begin to accrue the benefits from these strategies in 2001.

COMPETITIVE STRENGTHS

    The following are a number of factors that the Company believes provide it with an advantage relative to its competitors:

    - The Company is the worldwide leader in the instant imaging market and has established strong brand recognition throughout the world from its position as the market leader in instant imaging.

    - The Company's instant cameras and other imaging devices use the Company's instant film which generates recurring sales of instant film that contribute to the Company's cash flow. Currently, instant cameras and film generate approximately 80% of the Company's net sales and represent a significant portion of the Company's cash flow.

    - The Company has demonstrated its ability to successfully develop and market new products. The Company believes this ability, combined with its ability to leverage its technical expertise in instant imaging to digital imaging, commercialize its instant media expertise and accelerate its instant digital printing strategy provide it with a strong position relative to its competitors in the sectors of the markets in which it chooses to compete.

    - The Company has reduced its costs and improved operating efficiencies through a number of restructuring programs and other business strategy decisions that have closed or consolidated facilities, reduced the size of the Company's workforce and lowered costs to develop, manufacture and sell the Company's products.

    - The Company is led by a strong and incentivized management team headed by Chairman and Chief Executive Officer, Gary T. DiCamillo, who is under contract with the Company through 2003.

WORLDWIDE BUSINESS OPERATIONS

    The Company is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all countries in North and South America. The European Region includes all of the countries of continental Europe, the United Kingdom, Russia, the Middle-Eastern countries and the African continent. The Asia Pacific Region includes Japan, Australia and the Asian continent, excluding Russia. Each of these regions consist of sales and marketing operations. Global Operations consists of worldwide activities associated with manufacturing, logistics, procurement, developing manufacturing processes for new products and inventory management. Research and Development is comprised of corporate research and engineering activities.

    Additionally, the Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, centralized information systems, general and administrative functions and certain other corporate functions. Corporate also includes costs related to restructuring activities and certain other non-operating items.

    For financial information regarding the Company's segments, see Note 13, "Business" on pages 41 and 42 of the Company's 2000 Annual Report to Stockholders (the "Annual Report"), which pages are incorporated by reference.

PRODUCTS

    The Company designs, develops, manufactures and markets instant and digital imaging and related products. The Company's products are manufactured for worldwide consumption and are tailored, often through packaging and cosmetic features, for regional customers. The Company's principal products, which have been described above, are sold in all regions and represented approximately 90% of the Company's net sales for the year ended December 31, 2000.

    The Company's instant and digital strategies are based on the introduction of new products and product line extensions. The Company introduced a number of new products or product line extensions in 2000 and has unveiled its plans for several more in 2001. The following are examples of some of the products that were introduced in 2000 or the first quarter of 2001:

    - the Polaroid I-Zone Instant Pocket Camera and film, introduced in the United States in 1999, is the world's smallest instant camera and film and was extended in 2000 to include a number of new colors and again in 2001 to include a smaller, sleeker and customizable version with changeable faceplates;

    - the Polaroid I-Zone Webster, introduced in 2000, is a portable mini-photographic scanner that allows customers to post I-Zone pocket photos or other small objects directly to the Polaroid I-Zone Website where they can store or edit pictures, make collages, play games and communicate with friends;

    - the Polaroid I-Zone Digital & Instant Combo Camera, introduced in 2000, links the I-Zone Instant Pocket Camera to digital imaging by allowing customers to take instant or digital photos;

    - the Polaroid PDC 2300Z, introduced in 2001, is the most technologically advanced digital camera in the Polaroid PhotoMAX line of digital cameras and produces photo-quality images with high resolution and a zoom lens;

    - the Polaroid P-500 portable Digital Photo Printer, introduced in 2001, is a compact, handheld printer that produces high-resolution, pocket-sized Polaroid 500 instant color prints in 20 seconds or less and eliminates the need to connect digital cameras to a PC; and

    - the Polaroid SP 360, introduced in 2001, is an all digital, self-contained mini-portrait studio with high resolution that combines the benefits of digital imaging with instant film and is designed for portraits, passports and ID photography.

    In addition, the Company expects to unveil two entirely new, proprietary digital media platforms, which the Company has code-named "Opal" and "Onyx" in the first half of 2001. Opal is a color digital printing media platform and Onyx is a black and white, single sheet digital printing media platform. The Company anticipates that both of these platforms will have applications in the consumer and commercial markets.

COMPETITION

    The Company operates in the worldwide imaging market. The sectors of the market in which the Company operates are highly competitive in design, product performance, quality, service and price. The effects of competition are price pressure on the Company's existing products, substitutions of other imaging solutions and shorter product life cycles. Instant silver-halide, conventional 35mm and digital imaging products manufactured by others compete with the Company's products. The Company has competitors worldwide, ranging from large corporations to smaller and more specialized companies. Although there are situations where the Company faces competition from local and regional companies, it typically competes with other global organizations, many of which are larger and have greater resources. In the instant imaging market, the Company faces direct competition from Fuji Photo Film Co., Ltd. ("Fuji"), which has introduced instant imaging products in Japan and Europe, and indirect competition from others. In the digital imaging market, the Company faces competition from the Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation and others. The other markets in which the Company operates are more fragmented and, therefore, it is more difficult to assess the competitive risks that the Company faces.

CUSTOMERS

    The Company sells its products to a variety of customers in the United States that include mass merchandisers, food, drug, discount and department stores; specialty photography stores; wholesalers; original equipment manufacturers; and independent agents. Internationally, the Company sells its products through wholly-owned marketing subsidiaries to a variety of customers and unaffiliated distributors. In recent years, the Company has achieved significant growth in its worldwide distribution by adding a number of new points of distribution, many of which are in channels where the Company was not previously represented.

    The Company has one customer, Wal-Mart Stores, Inc., that accounted for approximately 13% of its net sales in 1998 and 15% in both 1999 and 2000. Most of the Company's sales to Wal-Mart Stores, Inc., related to the Americas Region. No other customer accounted for more than 10% of the Company's total net sales in 1998, 1999 or 2000.

EMPLOYEES

    The Company had approximately, 9,274 employees at December 31, 1998, 8,784 at December 31, 1999 and 8,865 at December 31, 2000. The following is a summary of employees related to each of the Company's segments at December 31:

                                                           1998       1999       2000
                                                         --------   --------   --------
Americas Region........................................   1,087        823        897
European Region........................................     752        720        636
Asia Pacific Region....................................     423        351        317
Global Operations(1)...................................   5,652      5,764      5,905
Research and Development...............................     665        555        536
                                                          -----      -----      -----
  Subtotal Segments....................................   8,579      8,213      8,291
Corporate..............................................     695        571        574
                                                          -----      -----      -----
  Total................................................   9,274      8,784      8,865
                                                          =====      =====      =====

------------------------

(1) Of the total number of employees, the Company had approximately 5,000 employees involved in manufacturing activities worldwide at December 31,
    1998, 5,200 at December 31, 1999 and 5,500 at December 31, 2000.

    In addition to its employees, the Company had approximately, 532 non-employee temporary workers in the United States at December 31, 1998, 443 at December 31, 1999 and 535 at December 31, 2000.

    In 1997, the Company recorded restructuring and other charges that included a provision for approximately 1,800 employees that were expected to leave the Company under an involuntary severance program. The severance component of the 1997 restructuring was expanded in 1998 to include approximately 1,000 additional employees. The terminations under this program were completed in the fourth quarter of 2000 and totaled approximately 2,700 employees. In 1999, the Company added over 1,000 direct labor employees in the Global Operations segment to expand its manufacturing capacity in certain overseas locations that were not included in the Company's restructuring. The additional capacity and related employees were required to support the demand for the Company's new products.

    In February 2001, the Company announced a worldwide restructuring program that included a provision for approximately 950 employees that are expected to leave the Company under an involuntary severance program over the next twelve months. Nearly half the employees in this program will be from the Global Operations segment and the remainder from the Company's other segments and the non-segment Corporate category (refer to the section titled "Corporate" for information on this program).

REGIONAL SALES AND MARKETING OPERATIONS

    Each of the Company's sales and marketing segments competes in selected sectors of the imaging market. In each region, the Company has two principal markets for its traditional chemical-based imaging products, the market for instant cameras and film for personal photography and the market for commercial applications. While the products in each of the regions are similar, the mix between personal photography and commercial applications vary by region and between countries within a region.

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

GLOBAL OPERATIONS

    The Global Operations segment is managed on a worldwide basis and consists of manufacturing, logistics, procurement, developing manufacturing processes for new products and inventory management. The Company's strategy is to manufacture those products which are proprietary in nature or for which it maintains a core competency. Significant portions of the Company's products, other than instant film, have been outsourced to third-party manufacturers. The Company's products, whether manufactured in-house or outsourced, are distributed primarily through facilities located in the United States or The Netherlands. Product sourcing decisions are made on a worldwide basis in an effort to optimize cost and customer service.

    The Company has manufacturing sites located in Waltham, Norwood, and New Bedford, Massachusetts; Dumbarton, Scotland; Enschede, The Netherlands; Queretaro, Mexico and Shanghai, China. The Company believes that the capacity of the Company's manufacturing facilities is sufficient to meet the current demand for its products. All of the Company's premises are in good repair and its machinery and equipment are maintained in good operating condition.

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

RAW MATERIALS, SUPPLIES AND CONTRACT MANUFACTURING

    The Company uses a variety of raw materials and supplies in the manufacture of its products, including chemicals, polyester film base, specialty papers and electronic components. The Company purchases these products, except for a few raw materials used in low volumes that it manufactures. In the past several years, the raw material and supplies used by the Company have been available in sufficient quantities and at satisfactory prices to meet the requirements of the Company's manufacturing operations. The Company believes the raw materials and supplies it uses will continue to be available in sufficient quantities to meet the current demand for its products. The Company is dependent on certain sole source suppliers for certain finished goods and components, some of which are critical to the manufacture of instant film.

ENVIRONMENTAL COMPLIANCE

    The Company's environmental compliance is primarily associated with the Global Operations and Research and Development segments. The Company expects approximately 2% of its projected capital spending in 2001 to be related to environmental projects. For information regarding environmental compliance see Note 14, "Contingencies" on pages 42 and 43 of the Annual Report, which pages are incorporated by reference.

RESEARCH AND DEVELOPMENT

    The Research and Development segment is managed centrally and charged with the mission of creating value through technology with multiple applications. It is from this technology base that the Company develops and introduces new products each year. To meet its goal of developing and introducing a number of new products, the Company has focused its research and engineering activities towards commercially-oriented applications and has equipped its personnel to adapt its existing technology to new products and applications. The Company is also seeking to leverage its intellectual property by licensing patents and by entering strategic partnerships with third parties to reduce its exposure to competitive forces and emerging technologies.

    The Company believes that its patents are important to its business and continues to obtain patents and to pursue efforts to license a portion of its portfolio of over 800 active U.S. patents. In addition, the Company owns a number of valuable trademarks, including the trademark "Polaroid," which are important to its business.

    Research and Development segment costs were approximately $120 million in 1998, $86 million 1999 and $83 million in 2000. The Company expects to spend approximately $75 million on research and engineering activities in 2001.

CORPORATE

    The Company has one category called Corporate, which it does not consider to be a segment. This category includes central marketing, centralized information systems, general and administrative functions and certain other corporate functions. Corporate also includes costs related to restructuring activities and certain other non-operating items.

    In 1997, the Company recorded restructuring and other charges of $340 million which consisted of severance costs, impairment losses on certain long-lived assets, other asset write-downs and exit costs associated with certain businesses. In 1998, the Company recorded a $50 million restructuring charge related to an expansion of the severance component of the 1997 restructuring program. In the fourth quarter of 2000, the Company completed employee terminations under this program and as a result, reversed approximately $6 million of restructuring charges that related primarily to accrued severance costs. For information about the Company's restructuring and other charges, see "Restructuring and Other Charges" within "Management's Discussion and Analysis of Operations" on pages 19 and 20 of the Annual Report, which pages are incorporated by reference.

    In February 2001, the Company announced a worldwide restructuring program designed to reduce overhead costs, realign the Company's resources and allow the Company to accelerate the implementation of its digital strategy. Accordingly, the Company will record pre-tax restructuring and other charges of approximately $80 million in the first quarter of 2001. The charges will include approximately $50 million of severance costs related to an involuntary severance program and approximately $30 million of asset write-offs. The Company expects to generate savings of approximately $60 million on an annualized basis from this program.

ITEM 2.  PROPERTIES

    The Company's worldwide headquarters are located in Cambridge, Massachusetts. The Company has manufacturing facilities and marketing distribution centers throughout the world. The following is a summary of real estate owned and leased by each of the Company's segments at December 31, 2000:

                                                           PROPERTIES OCCUPIED BY THE
                                                                    COMPANY
                                                              AT DECEMBER 31, 2000
                                                      ------------------------------------
                                                       OWNED         LEASED        TOTAL
                                                      --------      --------      --------
                                                         (IN THOUSANDS OF SQUARE FEET)
Americas Region.....................................      82            85           167
European Region.....................................      97           112           209
Asia Pacific Region.................................      --           159           159
Global Operations...................................   3,731           557         4,288
Research and Development............................     194           268           462
                                                       -----         -----         -----
  Subtotal Segments.................................   4,104         1,181         5,285
Corporate...........................................     130           552           682
                                                       -----         -----         -----
  Total.............................................   4,234         1,733         5,967
                                                       =====         =====         =====

    The Company currently maintains a network of three distribution centers in the United States that are located in Norton, Massachusetts, Oakbrook, Illinois and Anaheim, California. The Company also has eight regional sales offices throughout the United States. The remainder of the Americas Region includes marketing subsidiaries and sales offices in Argentina, Brazil, Canada, Mexico and Puerto Rico and certain other South American countries. The European Region has marketing subsidiaries and sales offices located in England, France, Germany, Italy, Scotland, Spain and certain other European countries. The Asia Pacific Region has marketing subsidiaries and sales offices located in Australia, China, Hong Kong, Japan, Korea and Malaysia and certain other countries in Asia.

    At December 31, 2000, over 90% of the property owned or leased by the Company in the United States was located in Massachusetts. These properties are summarized in the following:

                                                            MASSACHUSETTS PROPERTIES
                                                              AT DECEMBER 31, 2000
                                                      ------------------------------------
                                                       OWNED         LEASED        TOTAL
                                                      --------      --------      --------
                                                         (IN THOUSANDS OF SQUARE FEET)
Location:
  Waltham...........................................   1,551            17         1,568
  New Bedford.......................................     739            --           739
  Norwood...........................................     535            --           535
  Norton............................................      --           330           330
  Cambridge.........................................      --           283           283
  Wayland...........................................      --           237           237
  Bedford...........................................      --           125           125
  Newton............................................      --            53            53
                                                       -----         -----         -----
Total...............................................   2,825         1,045         3,870
                                                       =====         =====         =====

    Most of the Company's marketing, research and administrative offices are located in Cambridge, Waltham and Wayland, Massachusetts. The Cambridge properties have leases that expire between 2001 and 2013. In 1999, the Company relocated many of its Cambridge-based employees to a facility in Wayland, Massachusetts, which has been leased until 2009. In addition, during 1999, the Company moved its distribution operations from Needham, Massachusetts to a new facility in Norton, Massachusetts that has been leased until 2014.

    The Company's main properties located outside the United States house manufacturing facilities and regional marketing subsidiaries and sales offices. The principal foreign manufacturing facilities are located in Enschede, The Netherlands, Dumbarton, Scotland, Queretaro, Mexico and Shanghai, China. These facilities also contain some administrative and regional marketing activities. These manufacturing properties are summarized in the following:

                                                            MANUFACTURING FACILITIES
                                                                    OUTSIDE
                                                              OF THE UNITED STATES
                                                              AT DECEMBER 31, 2000
                                                      ------------------------------------
                                                       OWNED         LEASED        TOTAL
                                                      --------      --------      --------
                                                         (IN THOUSANDS OF SQUARE FEET)
Location:
  The Netherlands...................................     485           --            485
  Scotland..........................................     374           --            374
  Mexico............................................     215            2            217
  China.............................................      --          119            119
                                                       -----          ---          -----
Total...............................................   1,074          121          1,195
                                                       =====          ===          =====

    Generating cash flow and reducing costs is a principle objective of the Company in 2001. The Company has been and expects to continue consolidating under-utilized facilities, selling certain facilities as market conditions permit and replacing space through leasing rather than acquisitions. Since 1998, the Company has sold 17 properties for approximately $212 million of net cash proceeds having benefited from the high commercial real estate prices in eastern Massachusetts. The Company has reinvested approximately $68 million of the net cash proceeds from the sale of real estate in existing or newly leased properties since 1998.

ITEM 3.  LEGAL PROCEEDINGS

    For information regarding the Company's legal proceedings see Note 14, "Contingencies" on pages 42 and 43 of the Annual Report, which pages are incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    None in the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    See the table entitled "Quarterly Financial Data" on page 43 of the Annual Report, which page is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    See the table entitled "Ten Year Financial Summary" on pages 44 and 45 of the Annual Report, which pages are incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Management's Discussion and Analysis of Operations" on pages 14 to 24 of the Annual Report, which pages are incorporated by reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Some statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, including those under "Financial Liquidity and Capital Resources" and "Outlook" may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "intend", "will", "estimate", "potential", "strategy" and "forecast" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

    - to market its core imaging products which requires, among other things:

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

    - to compete successfully in the instant imaging market against larger and stronger competitors like Fuji, and in the digital imaging market against competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Cannon U.S.A., Inc. and Sony Corporation;

    - to implement its strategies to reduce costs and improve cash flow which requires, among other things:

       - the sale of certain assets and working capital reductions to generate cash flow and allow the Company to reduce its debt;

       - the consolidation of manufacturing facilities and streamlining of the Company's overhead structure; and

       - capital spending reductions while continuing to support new product sales and development;

    - to avoid periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments;

    - to implement its strategies to amend and refinance the Company's
      $350 million domestic Credit Agreement (as amended, the "Amended Credit Agreement"), the Company's euros Loan Agreement (as amended, the "U.K. Credit Agreement") and the Company's outstanding 6 3/4% notes due January 15, 2002 (the "2002 Notes");

    - to reduce its debt and limit the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates;

    - to comply with the covenants in the Amended Credit Agreement, the U.K. Credit Agreement, the indentures governing the 2002 Notes, the Company's outstanding 11 1/2% Notes due February 15, 2006 and the Company's outstanding 7 1/4% Notes due January 15, 2007 and certain of the agreements governing short-term lines of credit the failure of which could result in an event of default;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates relative to its market risk sensitive instruments and positions as described below. To reduce its risk and costs associated with its non-functional currency operating activities, the Company manages its exposures to foreign currency exchange rate changes through its operating and financing activities. In this regard, the Company borrows non-functional currencies and purchases forward exchange contracts to reduce the impact of exchange on its non-functional currency net asset exposures. In addition, the Company purchases foreign currency options to protect a portion of its expected foreign currency-denominated revenues from adverse foreign currency exchange rate movements. The Company does not purchase derivative financial instruments for trading or other speculative purposes.

INTEREST RATE RISKS

    The Company is exposed to interest rate risk related primarily to its borrowing activities. The Company borrows U.S. dollars to fund its working capital and investment requirements and borrows foreign currencies to manage its non-functional currency net asset exposures as more fully explained under "Foreign Currency Exchange" within "Management's Discussion and Analysis of Operations" on page 22 of the Annual Report, which page is incorporated by reference. The following table summarizes principal payments, related average interest rates by contractual maturity date and fair value information as of December 31, 2000 for the Company's borrowing activities:

                                 PRINCIPAL PAYMENTS AND INTEREST RATES BY MATURITY DATES AS OF DECEMBER 31, 2000
                                 --------------------------------------------------------------------------------
                                                                                                          DUE
                                   2001          2002          2003          2004          2005        THEREAFTER
                                 --------      --------      --------      --------      --------      ----------
                                                   (IN MILLIONS, EXCEPT AVERAGE INTEREST RATE)
SHORT-TERM DEBT:
Variable rate (U.S. dollars)...    $320            --            --            --            --              --
Average interest rate..........     8.7%
Variable rate (non-U.S.
  dollars).....................    $ 44            --            --            --            --              --
Average interest rate..........     6.4%
LONG-TERM DEBT:
Fixed rate (U.S. dollars)......      --          $150            --            --            --           $ 425
Average interest rate..........                  6.75%                                                     10.0%

                                 PRINCIPAL PAYMENTS AND INTEREST RATES BY MATURITY DATES AS OF DECEMBER 31, 2000
                                 ----------------------
                                                 FAIR
                                  TOTAL         VALUE
                                 --------      --------
                                 (IN MILLIONS, EXCEPT AVERAGE INTEREST RATE)
SHORT-TERM DEBT:
Variable rate (U.S. dollars)...    $320          $320
Average interest rate..........     8.7%
Variable rate (non-U.S.
  dollars).....................    $ 44          $ 44
Average interest rate..........     6.4%
LONG-TERM DEBT:
Fixed rate (U.S. dollars)......    $575          $344
Average interest rate..........     9.2%

    For information about the Company's short-term debt and long-term debt, see
Note 6, "Short-term Debt" on pages 35 and 36 of the Annual Report and Note 8, "Long-term Debt" on page 37 of the Annual Report, which pages are incorporated by reference. For information about the fair value of the Company's short- and long-term debt, see Note 3, "Financial Instruments" on pages 33 and 34 of the Annual Report, which pages are incorporated by reference.

FOREIGN CURRENCY EXCHANGE RISK

    As more fully explained under "Foreign Currency Exchange" within "Management's Discussion and Analysis of Operations" on page 22 of the Annual Report, which page is incorporated by reference, the Company purchases U.S. dollar call/foreign currency put options which allow it to protect a portion of its expected foreign currency denominated revenues. The Company also uses forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The purchased currency options and forward exchange contracts outstanding at December 31, 2000 were primarily denominated in Japanese yen and euros. Because the impact of purchased options and forward exchange contracts were not material to the Company's financial position at December 31, 2000 or the results of its operations for the year then ended, the effect of an assumed 10% adverse change in the foreign currency exchange rates on the contracts outstanding at December 31, 2000 would not be material to the Company's financial position or results of its operations.

    The Company does not quantify foreign currency exchange rate risk associated with its expected foreign currency denominated revenues or its net monetary assets denominated in nonfunctional currencies. However, this exclusion does not affect the usefulness of the sensitivity analysis related to the fair value of the Company's outstanding option contracts or its outstanding forward exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the section entitled "Independent Auditors' Report" on page 25, the section entitled "Financial Statements" on pages 26 to 29, the section entitled "Notes to Consolidated Financial Statements" on pages 30 to 43, and the section entitled "Supplementary Financial Information" on pages 43 to 45 of the Annual Report, which pages are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) DIRECTORS--See the section entitled "Election of Directors" on pages 4 to 6 of the Company's 2001 Proxy Statement (the "Proxy Statement"), which pages are incorporated by reference.

b) EXECUTIVE OFFICERS OF THE REGISTRANT--Listed below are the executive officers of the Company as of January 31, 2001. Officers are elected annually by the Board of Directors. No family relationships exist between any of the officers.

NAME                                                            OFFICE                            AGE
----                                     -----------------------------------------------------  --------
Gary T. DiCamillo......................  Chairman, Chief Executive Officer and Director            50
Carl L. Lueders........................  Vice President and Acting Chief Financial Officer         50
Ian J. Shiers..........................  Executive Vice President                                  53
Neal D. Goldman........................  Senior Vice President, General Counsel and Secretary      49
Harvey M. Greenberg....................  Senior Vice President                                     57
John R. Jenkins........................  Senior Vice President                                     55
Paul E. Lambert........................  Senior Vice President                                     59
Sandra B. Lawrence.....................  Senior Vice President                                     50

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

    MR. LUEDERS joined the Company in 1979 and has held a number of finance positions in almost every part of the Company's operations. Most recently, Mr. Lueders served as Vice President and Controller until December 2000, when he became Vice President and Treasurer. In January 2001, Mr. Lueders was appointed to Vice President and Acting Chief Financial Officer.

    MR. SHIERS came to the Company from a global communications company based in Australia in 1997 and had previously held executive roles at Motorola, Inc. and Unisys Corporation. Mr. Shiers joined the Company as Vice President, Asia Pacific Region and was appointed to Senior Vice President, primarily responsible for sales and marketing outside of North America in November 1999. Mr. Shiers was promoted to his current position, Executive Vice President, Worldwide Sales and Marketing in October 2000.

    MR. GOLDMAN joined the Company as Vice President and Deputy General Counsel in 1997. Prior to joining the Company, he served as Vice President, General Counsel and Secretary of Nets Inc. (an e-commerce Internet company).
Mr. Goldman was appointed Vice President of the Law Department in February 1999 and Vice President, General Counsel and Secretary in September 1999.
Mr. Goldman was promoted to his current position, Senior Vice President, General Counsel and Secretary in July 2000.

    MR. GREENBERG joined the Company in 1970 and has held a number of positions in human resources, applied research and manufacturing. Mr. Greenberg was appointed to Vice President, Human Resources in September 1999 and to his current position, Senior Vice President, Human Resources in January 2001.

    MR. JENKINS joined the Company in 1972 and has served in various capacities including manufacturing, logistics, finance, advertising, international operations and human resources. Mr. Jenkins was appointed to Vice President in 1996 and to his present position of Senior Vice President, Worldwide Manufacturing and Logistics in June 1999.

    MR. LAMBERT joined the Company in 1970 and has served in various capacities. He was promoted to Vice President, Coating Strategy and Technology in 1995, Vice President, Chemical Operations and Coating in

1996 and Vice President, Corporate Research and Development in 1997.
Mr. Lambert was appointed to his current position, Senior Vice President, Corporate Research and Development in June 1999.

    MS. LAWRENCE came to the Company in 1991 from The Gillette Company where she served as Vice President--New Products and Business Development. Ms. Lawrence joined the Company as Vice President, Strategic Marketing and was appointed to her current position, Senior Vice President, Worldwide Marketing, in
August 1999.

c)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
    1934--FORM 3 AND 4 REPORTING OBLIGATION--See the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of
    1934--Form 3 and 4 Reporting Obligation" on page 23 of the Proxy Statement, which page is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    See the section entitled "Executive Compensation" on pages 17 to 25 of the Proxy Statement, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the section entitled "Beneficial Ownership of Shares" on pages 7 and 8 and the section entitled "Election of Directors" on pages 4 to 6 of the Proxy Statement, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the section entitled "Election of Directors" on pages 4 to 6 of the Proxy Statement, which pages are incorporated by reference and the section entitled "Arrangements with Management" on page 25 of the Proxy Statement, which page is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE NO.
                                                              --------
A) 1. FINANCIAL STATEMENTS
  Independent Auditors' Report..............................      25*
  Consolidated Statement of Earnings for the years ended
    December 31, 1998, 1999 and 2000........................      26*
  Consolidated Balance Sheet as of December 31, 1999 and
    2000....................................................      27*
  Consolidated Statement of Cash Flows for the years ended
    December 31, 1998, 1999 and 2000........................      28*
  Consolidated Statement of Changes in Common Stockholders'
    Equity for the years ended December 31, 1998, 1999 and
    2000....................................................      29*
  Notes to Consolidated Financial Statements................   30-43*
  Supplementary Financial Information (Unaudited)...........   43-45*

A) 2. FINANCIAL STATEMENT SCHEDULE
  Independent Auditors' Report..............................        i
  Schedule II--Valuation and Qualifying Accounts............       ii

    All other Financial Statement Schedules are omitted, as they are either not required or not applicable.

------------------------

* Page references are to the Annual Report, which pages are incorporated herein by reference. Except for such pages and other information in the Annual Report specifically incorporated in this report be reference, the Annual Report is not to be deemed filed as part of this report.

A) 3. EXHIBITS

                                                      DESCRIPTION
                                                      -----------

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

          3.1(e)              Amendment to Polaroid Corporation Restated Certificate of
                              Incorporation as of May 14, 1985. (The Amendment to the
                              Restated Certificate of Incorporation, included as Exhibit 3 to Polaroid Corporation's 10-Q for the quarter ended March
                              29, 1999, is hereby incorporated by reference).

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

          4.1                 Rights Agreement dated as of July 1, 2000, between Polaroid
                              Corporation and Fleet National Bank, as Rights Agent. (The
                              Rights Agreement, included as Exhibit 1 to Polaroid
                              Corporation's Form 8-A as filed on June 29, 2000, is hereby incorporated herein by reference).

          4.2                 Indenture dated as of January 9, 1997, between Polaroid
                              Corporation and State Street Bank and Trust Company, as
                              Trustee, including form of Note. (The Indenture, included as
                              Exhibit 4 to Polaroid Corporation's Form 10-Q for the
                              quarter ended March 30, 1997, is hereby incorporated herein by reference).

          4.3                 Supplemental Indenture dated as of February 17, 1999,
                              between Polaroid Corporation and State Street Bank and Trust
                              Company, as Trustee. (The Supplemental Indenture, included as Exhibit 4.2 to Polaroid Corporation's Current Report on
                              Form 8-K filed on February 17, 1999, is hereby incorporated herein by reference).

          4.4                 Form of Global Notes representing the 11 1/2% Notes due
                              2006. (The Form of Global Notes representing the 11 1/2%
                              Notes, included as Exhibit 4.3 to Polaroid Corporation's
                              Current Report on Form 8-K filed on February 17, 1999, is
                              hereby incorporated herein by reference).

         10.1                 $350,000,000 Amended and Restated Credit Agreement dated as of December 11, 1998, among Polaroid Corporation, Morgan
                              Guaranty Trust Company of New York, as agent, and the Banks listed therein. (The Amended and Restated Credit Agreement, included as Exhibit 10.1 to Polaroid Corporation's Current
                              Report on Form 8-K filed on January 21, 1999, is hereby
                              incorporated herein by reference).

         10.2                 Amendment No. 1 dated as of March 31, 1999, to the Amended and Restated Credit Agreement (Amendment No. 1, included as
                              Exhibit 10 to Polaroid Corporation's Form 10-Q for the
                              quarter ended March 28, 1999, is hereby incorporated by
                              reference).

         10.3                 Amendment No. 2 dated as of September 10, 1999, to the
                              Amended and Restated Credit Agreement (Amendment No. 2,
                              included as Exhibit 10.1 to Polaroid Corporation's Form 10-Q for the quarter ended September 26, 1999, is hereby
                              incorporated by reference).

         10.4                 Amendment No. 3 dated as of November 10, 1999, to the
                              Amended and Restated Credit Agreement. (Amendment No. 3,
                              included as Exhibit 10.4 to Polaroid Corporation's Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference).

         10.5(*)              Amendment No. 4 to and Waiver No. 1 effective as of February
                              16, 2001, to the Amended and Restated Credit Agreement.

         10.6(*)              Amended and Restated Security Agreement dated as of
                              March 21, 2001, among Polaroid Corporation and Morgan
                              Guaranty Trust Company of New York, as collateral agent.

         10.7(*)              Mortgage, Assignment of Leases and Rents, Security Agreement
                              and Fixture Filing dated as of March 28, 2001, from Polaroid
                              Corporation, the mortgagor and Morgan Guaranty Trust Company of New York, as collateral agent and the mortgagee.

         10.8                 72.5 million euros Loan Agreement dated as of August 3,
                              1999, between Polaroid (U.K.) Limited (a wholly owned
                              subsidiary of Polaroid Corporation) as borrower; Polaroid
                              Corporation as guarantor and Duetsche Bank AG, Amstedam as agent, Duetsche Bank Securities and ABN AMRO BANK NV as
                              co-arrangers and ABNAMERO BANK NV. (The euros Loan
                              Agreement, included as Exhibit 10.2 to Polaroid
                              Corporation's Form 10-Q for the quarter ended September 26,
                              1999, is hereby incorporated by reference).

         10.9(*)              Amendment and Waiver Agreement effective as of February 16,
                              2001, to the euros Loan Agreement.

        10.10(**)             Polaroid Incentive Plan for Executives, effective January 1,
                              1998. (The Plan, included as Exhibit 10.2 to Polaroid
                              Corporation's Form 10-K for the year ended December 31,
                              1998, is hereby incorporated herein by reference).

        10.11(**)             Polaroid Executive Equalization Retirement Plan, effective
                              January 1, 1984, as amended December 21, 1994. (The Plan,
                              included as Exhibit 10.8 to Polaroid Corporation's Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference).

        10.12(**)             Polaroid Stock Incentive Plan, effective January 1, 1992, as amended October 19, 1992. (The Plan, included as Exhibit
                              10.10 to Polaroid Corporation's Form 10-K for the year ended
                              December 31, 1992, is hereby incorporated herein by
                              reference).

        10.13(**)             The 1993 Polaroid Stock Incentive Plan, effective January 1,
                              1999, as restated and amended March 27, 1997. (The Plan,
                              included as Exhibit 10.9 to Polaroid Corporation's Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference).

        10.14(**)             Polaroid Board of Directors Stock Plan, effective January 1,
                              1997. (The Plan, included as Exhibit 10.2 to Polaroid
                              Corporation's Form 10-Q for the quarter ended March 30,
                              1997, is hereby incorporated herein by reference).

        10.15(**)             Polaroid Board of Directors Retirement Plan, effective
                              January 1, 1999 as restated and amended December 20, 1999.
                              (The Plan, included as Exhibit 10.11 to Polaroid
                              Corporation's Form 10-K for the year ended December 31,
                              1999, is hereby incorporated herein by reference).

        10.16(**)             Polaroid Non-Qualified Deferred Compensation Trust dated as of March 31, 1997 between Polaroid Corporation and State
                              Street Bank and Trust Company. (The Trust included as
                              Exhibit 10.6 to Polaroid Corporation's Form 10-Q for the
                              quarter ended March 30, 1997, is hereby incorporated herein by reference).

        10.17(**)             Executive Deferred Compensation Plan dated as of May 12,
                              1997, effective January 1, 1997. (The Plan, included as
                              Exhibit 10.5 to Polaroid Corporation's Form 10-Q for the
                              quarter ended March 30, 1997, is hereby incorporated herein by reference).

        10.18(**)             Employment Agreement, effective January 1, 2000, as amended and restated as of January 25, 2000, between Polaroid
                              Corporation and Gary T. DiCamillo. (The Agreement, included as Exhibit 10.14 to Polaroid Corporation's Form 10-K for the
                              year ended December 31, 1999, is hereby incorporated herein by reference).

        10.19(*)(**)          Change in Control and Severance Agreement dated as of
                              April 25, 1997, between Polaroid Corporation and Carl
                              L. Lueders.

        10.20(*)(**)          Change in Control and Severance Agreement dated as of
                              November 22, 2000, between Polaroid Corporation and Ian J.
                              Shiers.

        10.21(*)(**)          Employment Agreement, dated as of March 2, 2001, between
                              Polaroid Corporation and Ian J. Shiers.

        10.22(*)(**)          Promissory Note dated as of December 28, 2000, between
                              Polaroid Corporation and Ian J. Shiers.

        10.23(**)             Change in Control and Severance Agreement dated as of April
                              7, 1999, between Polaroid Corporation and Neal G. Goldman.
                              (The Agreement, included as Exhibit 10.3 to Polaroid
                              Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

        10.24(**)             Change in Control and Severance Agreement dated as of April
                              7, 1999, between Polaroid Corporation and Harvey M.
                              Greenberg. (The Agreement, included as Exhibit 10.4 to
                              Polaroid Corporation's Form 10-Q for the quarter ended June
                              27, 1999, is hereby incorporated by reference).

        10.25(**)             Change in Control and Severance Agreement dated as of April
                              25, 1997, between Polaroid Corporation and John R. Jenkins.
                              (The Agreement, included as Exhibit 10.1 to Polaroid
                              Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

        10.26(**)             Change in Control and Severance Agreement dated as of April
                              25, 1997, between Polaroid Corporation and Paul E. Lambert.
                              (The Agreement, included as Exhibit 10.2 to Polaroid
                              Corporation's Form 10-Q for the quarter ended June 27, 1999, is hereby incorporated by reference).

        10.27(**)             Change in Control and Severance Agreement dated as of March
                              9, 2000, between Polaroid Corporation and Sandra B.
                              Lawrence. (The Agreement, included as Exhibit 10.1 to
                              Polaroid Corporation's Form 10-Q for the quarter ended April
                              2, 2000, is hereby incorporated by reference).

           11                 Statement of Computation of Earnings per Share. (the
                              computation of earnings per share is included in Note 1 on page 31 of the Annual Report, which page is incorporated by reference).

           12(*)              Ratio of Earnings to Fixed Charges.

           13(*)              Annual Report to Stockholders for 2000. (The Annual Report
                              to Stockholders for 2000, except for the portions thereof
                              which are specifically incorporated by reference in this
                              report on Form 10-K, is furnished for the information of the
                              Securities and Exchange Commission and is not to be deemed filed as part of this report on Form 10-K).

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

B) REPORTS ON FORM 8-K

    The Company did not file a Current Report on Form 8-K in the fourth quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAROID CORPORATION
                                                       (Registrant)

                                                       By:            /s/ GARY T. DICAMILLO
                                                            -----------------------------------------
                                                                        Gary T. DiCamillo
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                                             OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ GARY T. DICAMILLO                  Chairman of the Board and
     -------------------------------------------         Chief Executive Officer      March 13, 2001
                  Gary T. DiCamillo                      and Director

                 /s/ CARL L. LUEDERS
     -------------------------------------------       Vice President and Acting      March 13, 2001
                   Carl L. Lueders                       Chief Financial Officer

             /s/ DONALD M. HALSTED, III
     -------------------------------------------       Vice President and             March 13, 2001
               Donald M. Halsted, III                    Controller

              /s/ STEPHEN A. BERNAZZANI
     -------------------------------------------       Director                       March 13, 2001
                Stephen A. Bernazzani

                 /s/ RALPH E. GOMORY
     -------------------------------------------       Director                       March 13, 2001
                   Ralph E. Gomory

               /s/ STEPHAN P. KAUFMAN
     -------------------------------------------       Director                       March 13, 2001
                 Stephan P. Kaufman

                  /s/ JOHN W. LOOSE
     -------------------------------------------       Director                       March 13, 2001
                    John W. Loose

                /s/ ALBIN F. MOSCHNER
     -------------------------------------------       Director                       March 13, 2001
                  Albin F. Moschner

                   /s/ ALFRED POE
     -------------------------------------------       Director                       March 13, 2001
                     Alfred Poe

                /s/ RALPH Z. SORENSON
     -------------------------------------------       Director                       March 13, 2001
                  Ralph Z. Sorenson

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ CAROLE F. ST. MARK
     -------------------------------------------       Director                       March 13, 2001
                 Carole F. St. Mark

                /s/ BERNEE D.L. STROM
     -------------------------------------------       Director                       March 13, 2001
                  Bernee D.L. Strom

                 /s/ ALFRED M. ZEIEN
     -------------------------------------------       Director                       March 13, 2001
                   Alfred M. Zeien

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Polaroid Corporation

    Under the date of January 22, 2001, except as to Note 6, Note 15 and Paragraph 6 of Note 14 which are as of March 27, 2001, we reported on the consolidated balance sheets of Polaroid Corporation and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Boston, Massachusetts
January 22, 2001, except as to Note 6, Note 15 and Paragraph 6 of Note 14 which are as of March 27, 2001

                 POLAROID CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN MILLIONS)

                                                               ADDITIONS
                                                        -----------------------   DEDUCTIONS
                                           BALANCE AT   CHARGED TO   CHARGED TO    CHARGED     BALANCE AT
                                           BEGINNING    COSTS AND      OTHER          TO         END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS     RESERVES      PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
1998
Doubtful accounts........................     $17.1        $19.3        $  --       $ (3.6)       $32.8
Cash discounts...........................       8.5           --         27.5        (26.8)         9.2
=========================================================================================================
1999
Doubtful accounts........................     $32.8        $10.7        $  --       $(28.8)       $14.7
Cash discounts...........................       9.2           --         30.7        (30.7)         9.2
=========================================================================================================
2000
Doubtful accounts........................     $14.7        $ 4.4        $  --       $ (3.1)       $16.0
Cash discounts...........................       9.2           --         23.7        (25.1)         7.8
=========================================================================================================