Form 10-Q
period 2001-04-01
POLAROID CORP
filed 2001-05-16
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      APRIL 1, 2001
                                             -----------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended                  to
                                             ----------------    ---------------


                          Commission File Number 1-4085


                              POLAROID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       04-1734655
-----------------------------------            ---------------------------------
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


                      Shares of Common Stock, $1 par value,
                     outstanding at May 7, 2001: 46,610,263


                    This document contains 34 pages. Exhibit
                            Index appears on page 33.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Quarters ended April 2, 2000 and April 1, 2001


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                      First Quarter
(IN MILLIONS, EXCEPT PER SHARE DATA)                                           2000              2001
---------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
NET SALES                                                                     $ 402.3           $ 330.8

   Cost of goods sold                                                           224.3             213.2
   Marketing, research, engineering and administrative expenses                 168.8             155.6
   Restructuring and other charges                                                 --              80.0
                                                                         --------------------------------

TOTAL COSTS                                                                     393.1             448.8

PROFIT/(LOSS) FROM OPERATIONS                                                     9.2            (118.0)

   Other income                                                                   8.6               1.3
   Interest expense                                                              19.9              23.1
                                                                         --------------------------------

LOSS BEFORE INCOME TAX BENEFIT                                                   (2.1)           (139.8)
   Federal, state and foreign income tax benefit                                  (.7)            (48.9)
                                                                         --------------------------------

NET LOSS                                                                      $  (1.4)          $ (90.9)
                                                                         ================================

BASIC LOSS PER COMMON SHARE                                                   $ (0.03)          $ (1.98)

DILUTED LOSS PER COMMON SHARE                                                 $ (0.03)          $ (1.98)

CASH DIVIDENDS PER COMMON SHARE                                               $  0.15                --

Weighted average common shares used for basic loss per common share
   calculation (in thousands)                                                  44,674            45,816

Weighted average common shares used for diluted loss per common share
   calculation (in thousands)                                                  44,674            45,816

Common shares outstanding at end of period (in thousands)                      44,760            46,171


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEET


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                              December 31,        APRIL 1,
(IN MILLIONS)                                                                  2000              2001
---------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   97.2          $   87.7
   Receivables                                                                  435.4             295.8
   Inventories:
     Raw materials                                                               86.6              91.2
     Work-in-process                                                            164.0             190.2
     Finished goods                                                             231.9             220.0
                                                                         --------------------------------
   Total inventories                                                            482.5             501.4
   Prepaid expenses and other current assets                                    103.5             117.8
                                                                         --------------------------------
TOTAL CURRENT ASSETS                                                          1,118.6           1,002.7

PROPERTY, PLANT AND EQUIPMENT:
   Total property, plant and equipment                                        1,967.5           1,968.4
   Less accumulated depreciation                                              1,398.3           1,436.9
                                                                         --------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                               569.2             531.5

DEFERRED TAX ASSETS                                                             279.5             309.1
OTHER ASSETS                                                                     75.7              69.8
                                                                         --------------------------------
TOTAL ASSETS                                                                 $2,043.0          $1,913.1
                                                                         ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                           $  363.7          $  525.4
   Payables and accruals                                                        334.1             261.4
   Compensation and benefits                                                     76.7             123.7
   Federal, state and foreign income taxes                                       18.8                .7
                                                                         --------------------------------
TOTAL CURRENT LIABILITIES                                                       793.3             911.4

LONG-TERM DEBT                                                                  573.5             423.9
ACCRUED POSTRETIREMENT BENEFITS                                                 222.7             221.9
OTHER LONG-TERM LIABILITIES                                                      78.3              73.5

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                                    75.4              75.4
   Additional paid-in capital                                                   363.1             336.1
   Retained earnings                                                          1,219.5           1,128.6
   Accumulated other comprehensive income                                       (68.9)            (75.9)
   Less:  Treasury stock, at cost                                             1,213.8           1,181.8
              Deferred compensation                                                .1                --
                                                                         --------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                               375.2             282.4
                                                                         --------------------------------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                            $2,043.0          $1,913.1
                                                                         ================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters ended April 2, 2000 and April 1, 2001


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                      First Quarter
(IN MILLIONS)                                                                   2000              2001
---------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $ (1.4)           $(90.9)
   Depreciation of property, plant and equipment                                 26.3              27.1
   Gains on the sale of real estate                                              (3.1)               --
   Other non-cash items                                                           3.4              35.1
   Decrease in receivables                                                       91.0             134.3
   Increase in inventories                                                      (41.9)            (25.8)
   Increase in prepaids and other assets                                        (18.2)             (9.6)
   Decrease in payables and accruals                                            (58.4)            (66.3)
   Increase/(decrease) in compensation and benefits                             (52.2)             42.0
   Increase/(decrease) in federal, state and foreign income taxes                 6.8             (47.6)
                                                                         --------------------------------
   Net cash used by operating activities                                        (47.7)             (1.7)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease/(increase) in other assets                                            6.1               (.9)
   Additions to property, plant and equipment                                   (32.7)            (17.4)
   Proceeds from the sale of property, plant and equipment                       11.9                .9
                                                                         --------------------------------
   Net cash used by investing activities                                        (14.7)            (17.4)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt (maturities of 90 days or less)               43.9              12.7
   Cash dividends paid                                                           (6.7)               --
                                                                         --------------------------------
   Net cash provided by financing activities                                     37.2              12.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (2.0)             (3.1)
                                                                         --------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (27.2)             (9.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 92.0              97.2
                                                                         --------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 64.8            $ 87.7
                                                                         ================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Quarters Ended April 2, 2000 and April 1, 2001


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Polaroid Corporation and its domestic and foreign subsidiaries, all of which are either wholly owned or majority owned (collectively, "the Company"). Intercompany transactions have been eliminated. This is an interim unaudited report that is subject to year-end audit adjustments. The information furnished, however, reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. The information included in the interim financial statements and notes in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 2, 2001.

Certain prior year information has been reclassified to conform with the current year presentation.

2.  EARNINGS PER SHARE


                                                                                          PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)            NET LOSS              SHARES            AMOUNT
-----------------------------------------------------------------------------------------------------
Quarter ended April 2, 2000

   Basic loss per share                             $ (1.4)               44.7             $ (.03)
                                            =========================================================

   Diluted loss per share                           $ (1.4)               44.7             $ (.03)
                                            =========================================================

QUARTER ENDED APRIL 1, 2001

   BASIC LOSS PER SHARE                             $(90.9)               45.8             $(1.98)
                                            =========================================================

   DILUTED LOSS PER  SHARE                          $(90.9)               45.8             $(1.98)
                                            =========================================================

Stock options for shares of common stock totaling 6.1 million at April 2, 2000 and 1.5 million at April 1, 2001, were outstanding but were not included in the calculations of diluted earnings per share because the effects were anti-dilutive. In addition, the effect of .4 million performance shares at April 2, 2000 and .8 million at April 1, 2001, were outstanding but were not included because all of the performance criteria had not been satisfied.

Quarters Ended April 2, 2000 and April 1, 2001


3.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, "FAS 133"). FAS 133 establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value under FAS 133 depends on the intended use of the derivative and the resulting designation.

The Company generates a substantial portion of its revenues in international markets, which subjects its operations and cash flows to the exposure of currency exchange fluctuations. Because the impact of currency exchange rate movement can be positive or negative in any given period, the Company seeks to minimize the risk associated with currency exchange fluctuations by entering into derivative contracts. The Company adopted FAS 133 effective January 1, 2001, and the related transition adjustments resulted in a non-cash, pre-tax charge of $.7 million recorded in other income/expense, and an unrealized gain of $.9 million (net of tax of $.5 million) recorded in other comprehensive income, in each case, related to marking outstanding derivative contracts to fair value.

The Company enters into U.S. dollar call/foreign currency put options that are designated as cash flow hedges with the objective of minimizing the impact of exchange rate risk related to a portion of its forecasted foreign-currency denominated intercompany sales. The notional value of the Company's outstanding option contracts at April 1, 2001, all of which will expire in the next twelve months, totaled $139.5 million and consisted of $72.1 million of options denominated in euros and $67.4 million denominated in Japanese yen. At April 1, 2001, the fair value of outstanding option contracts, which was reported in other current assets, was $6.6 million.

Quarters Ended April 2, 2000 and April 1, 2001


3.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

The Company measures hedge effectiveness based on the changes in intrinsic value of its option contracts relative to the changes in the cash inflows of the anticipated transaction. Unrealized gains on these contracts are deferred in other comprehensive income until the option contract is exercised and the anticipated transaction occurs. At exercise date of an option contract, the Company reclassifies gains related to the contract from other comprehensive income to cost of goods sold. Changes in the time value of its option contracts, which the Company considers to be ineffective, are recorded in other income/expense. During the first quarter of 2001, the Company reclassified $.4 million of realized gains from other comprehensive income to cost of goods sold. Pre-tax gains of $4.5 million recorded in other comprehensive income as of April 1, 2001, could be reclassified to cost of goods sold over the next twelve months; however, that amount can increase or decrease over time depending on movements in the underlying exchange rates. Hedge ineffectiveness, including changes in the time value of option contracts, was not material to the Company's results of operations or financial position in the first quarter of 2001.

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"). The Company does not apply hedge accounting to these contracts. Forward exchange contracts are remeasured at fair value monthly with changes in fair value recorded in net earnings at the same time the net monetary assets denominated in nonfunctional currencies is remeasured. Both the change in fair value of forward exchange contracts and the remeasurement of net monetary assets denominated in nonfunctional currencies are recorded in other income/expense. The notional value of the Company's outstanding foreign exchange contracts at April 1, 2001, all of which expire in the next three months, totaled $48.0 million and consisted of $25.5 million denominated in euros, $14.0 million denominated in Japanese yen and $8.5 million denominated in other foreign currencies. At April 1, 2001, the fair value of outstanding forward exchange contracts, which was reported in other current assets, was $.6 million.

4.  SHORT-TERM DEBT

At April 1, 2001, the Company had $525.4 million outstanding in short-term debt. The amount of short-term debt outstanding was comprised of $320.0 million under the Amended Credit Agreement (defined below), $45.8 million under the U.K. Credit Agreement (defined below), $150.0 million under the 6 3/4% Notes due January 15, 2002 and $9.6 million under uncommitted short-term lines of credit.

The Company's domestic credit agreement (as amended, the "Amended Credit Agreement") initially provided for a maximum commitment of $350 million on a revolving basis and is scheduled to mature on December 31, 2001. The credit facility of the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited, for which the Company acts as a guarantor, provided for a maximum commitment of 72.5 million euros (the "U.K. Credit Agreement") and is scheduled to mature on December 31, 2001.

The Company entered into a waiver of the Amended Credit Agreement effective as of February 16, 2001, which waived defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio until May 15, 2001. The waiver, and the supplement to the waiver dated April 20, 2001, provide for the availability of borrowings, on a revolving basis, for actual cash needs arising in the ordinary course of business up to the maximum commitment of $350 million. In addition, the supplement to the waiver requires that the Company use a portion of the proceeds from the sale of certain real estate to permanently reduce the maximum commitment under the Amended Credit Agreement to $316 million. In connection with the waiver to the Amended Credit Agreement, the Company granted the lenders a security interest in substantially all of the Company's personal property and a mortgage in certain real property, in each case, as permitted by the indentures pursuant to which the 2002 Notes, 2007 Notes and 2006 Notes were issued. Because the U.K. Credit Agreement incorporates the covenants contained in the Amended Credit Agreement, a waiver of the U.K. Credit Agreement was entered into effective as of February 16, 2001 that waives defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio for the same period as the waiver to the Amended Credit Agreement. The waiver to the U.K. Credit Agreement provided for the availability of borrowings up to a maximum commitment of 57 million euros or approximately $51 million at April 1, 2001.

During the waiver period of February 16, 2001 to May 15, 2001, funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either Prime plus 1.525% or LIBOR plus 2.525% regardless of the Company's credit rating. In addition, the Company is paying the lenders a facility fee of .725%, a commitment fee on unused commitments of .025% and a fee to the administrative agent. Funds borrowed under the U.K. Credit Agreement during the waiver period bear interest at LIBOR plus 2.5%. At April 1, 2001, the weighted average interest rate on amounts outstanding under the Amended Credit Agreement was approximately 8.0% and the weighted average interest rate on amounts outstanding under the U.K. Credit Agreement was approximately 6.5%.

Effective as of May 15, 2001, the lenders extended the waivers to the Amended Credit Agreement and the U.K. Credit Agreement to July 12, 2001, while the Company continues to implement its refinancing strategy. The extended waiver to the Amended Credit Agreement contains additional covenants that restrict, among other things, the Company's ability to make certain capital expenditures; make certain payments for the repurchase of stock or dividends to shareholders; enter into certain hedging transactions; and make certain acquisitions and investments. In addition, the waiver extension to the Amended Credit Agreement contains a requirement to maintain certain minimum cash flow amounts, increases the Company's reporting obligations to the lenders and provides additional security interests in certain of the Company's personal property. During the waiver period of May 15, 2001 through July 12, 2001, funds borrowed under the Amended Credit Agreement will bear interest, at the Company's option, at either Prime plus 2.525% or LIBOR plus 3.525% regardless of the Company's credit rating and, the Company will continue to pay the lenders a facility fee of .725%, a commitment fee on unused commitments of .025% and a fee to the administrative agent. The extension to the waiver of the U.K. Credit Agreement will incorporate many of the additional covenants in the extension to the waiver of the Amended Credit Agreement and provides additional security interests in certain non-U.S. receivables. During the waiver period of May 15, 2001 through July 12, 2001, funds borrowed under the U.K. Credit Agreement will bear interest at LIBOR plus 3.5%.

The Company is currently involved in negotiations with its existing lenders to extend the waivers to the Amended Credit Agreement and the U.K. Credit Agreement beyond July 12, 2001, so that the Company can continue to implement its refinancing strategy. If the Company is unsuccessful in its negotiations with its existing lenders, the lenders have the right to demand repayment of their loans when the waivers expire, because the Company will then be in default of the Amended Credit Agreement and the U.K. Credit Agreement. In addition, if the lenders under the Amended Credit Agreement and the U.K. Credit Agreement were to demand repayment of their loans, the Company could also be required to repay the amounts outstanding under the 2002 Notes, the 2007 Notes and the 2006 Notes because of the cross-default provisions in the indentures pursuant to which these notes were issued. There can be no assurance that the Company's existing lenders will agree to extend the waivers beyond July 12, 2001 or that the Company will be able to raise the required funds to refinance the Amended Credit Agreement and the U.K. Credit Agreement at maturity or earlier if the lenders demand repayment of their loans under these agreements.

The Company is also currently involved in negotiations with certain financial institutions with respect to refinancing the Amended Credit Agreement, the U.K. Credit Agreement and, if necessary, the 2002 Notes and has retained a financial advisor to assist it with these matters. The Company's refinancing strategy is discussed in Part I, Item 2 of this filing on Form 10-Q. Refer to "Financial Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

On May 16, 2001, the Company sold its 56-acre reservoir site in Waltham, Massachusetts and as a result, a portion of the net cash proceeds from the sale were used by the Company to repay outstanding borrowings under the Amended Credit Agreement, which reduced the maximum commitment under it to $316 million pursuant to the waiver described above.

Quarters Ended April 2, 2000 and April 1, 2001


5.  COMPREHENSIVE INCOME

The Company's total comprehensive loss was as follows:


                                                                          Quarter ended
(IN MILLIONS)                                                  April 2, 2000         APRIL 1, 2001
------------------------------------------------------------------------------------------------------
Net loss                                                               $(1.4)               $(90.9)

Other comprehensive income/(loss):
   Currency translation adjustment                                      (6.6)                 (9.2)
   Unrealized gain on derivative instruments, net of tax
     of $1.6 million at April 1, 2001                                     --                   2.9
   Unrealized loss on available-for-sale securities, net
     of tax of $(.3) million at April 2, 2000 and $(.4)
     million at April 1, 2001
                                                                         (.6)                  (.7)
                                                           -------------------------------------------
Total comprehensive loss                                               $(8.6)               $(97.9)
                                                           ===========================================


6.  SEGMENTS

The following is a summary of information related to the Company's segments:


                                                                           Quarter ended
(IN MILLIONS)                                                    April 2, 2000         APRIL 1, 2001
------------------------------------------------------------------------------------------------------
Net sales to customers:
   Americas Region                                                    $238.2               $ 224.6
   European Region                                                      86.2                  61.5
   Asia Pacific Region                                                  77.9                  44.7
   Global Operations                                                      --                    --
   Research and Development                                               --                    --
                                                           -------------------------------------------
Segment net sales to customers                                         402.3                 330.8
   Corporate                                                              --                    --
                                                           -------------------------------------------
Total net sales to customers                                          $402.3               $ 330.8
                                                           ===========================================

Profit/(loss) from operations:
   Americas Region                                                    $ 63.3               $  49.0
   European Region                                                      10.4                  (1.7)
   Asia Pacific Region                                                  21.5                   5.0
   Global Operations                                                   (24.6)                (28.4)
   Research and Development                                            (20.8)                (22.5)
                                                           -------------------------------------------
Segment profit from operations                                          49.8                   1.4
   Corporate                                                           (40.6)               (119.4)
                                                           -------------------------------------------
Total profit/(loss) from operations                                   $  9.2               $(118.0)
                                                           ===========================================

Quarters Ended April 2, 2000 and April 1, 2001


7.  RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2001, the Company recorded restructuring and other charges of $80 million which consisted of severance costs and impairment charges related to certain long-lived assets and an intangible asset. These charges (collectively, the "2001 Program") were allocated to the non-segment Corporate category and were undertaken to reduce overhead costs and realign the Company's resources.

Approximately $50 million of the charges recorded in the first quarter of 2001 for the 2001 Program related to an involuntary severance program under which approximately 11% of the Company's workforce, or 950 employees (consisting of sales and marketing employees in the regional segments:
Americas - 14%; European - 6%; Asia Pacific - 3%; manufacturing employees in Global Operations - 49%; research and engineering employees in Research and Development - 14%; and administrative employees in the non-segment Corporate category - 14%), are expected to leave the Company. Approximately 200 of the expected 950 terminations had occurred during the period ended April 1, 2001, with the remaining terminations expected to be substantially complete by the end of 2001. The major impact of the 2001 Program on each of the Company's segments and the non-segment Corporate category will be the reduction in the number of employees and, as a result, streamlined overhead structures and reduced excess manufacturing capacity.

In addition to severance costs, the asset impairment portion of the 2001 Program totaled approximately $30 million. Of this amount, approximately $12 million related to assembly equipment that was used to produce other core products but will be scrapped because the Company has decided to out-source the manufacture of these products. Approximately $11 million of the write-offs related to surplus film assembly equipment, primarily related to newer core products, that will either be abandoned in place or scrapped based on a strategic decision to consolidate manufacturing operations. The write-offs also included approximately $7 million of goodwill that related to a non-strategic software company that was determined to be impaired.

Quarters Ended April 2, 2000 and April 1, 2001


7.  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

The reserves established for the 2001 Program and the related cash and non-cash charges are as follows:


                                                             PENSION            ASSET
(IN MILLIONS)                             SEVERANCE        CURTAILMENT       IMPAIRMENTS         TOTAL
----------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                  $  --             $  --           $   --             $  --

   Restructuring and
     other charges                           50.0                --             30.0               80.0
   Cash charges                              (1.3)               --               --               (1.3)
   Reclassification of pension
     curtailment                             (3.9)              3.9               --                 --
   Non-cash charges                            --              (3.9)           (30.0)             (33.9)
                                      --------------------------------------------------------------------

Balance at April 1, 2001                    $44.8             $  --           $   --             $ 44.8
                                      ====================================================================


8.  NEW ACCOUNTING STANDARDS

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") which applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free product or services. The Company adopted the provisions of EITF 00-14 effective January 1, 2001 and, as a result, immaterial amounts of sales incentives that had been recorded as marketing expenses in prior years were reclassified primarily as sales adjustments. The adoption of EITF 00-14 did not have any impact on the Company's results of operations or financial position.

9.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. The significant legal developments during the first quarter of 2001 are described below. All other legal proceedings which could have a material impact on the Company are discussed in Part II, Item 1 of this filing on Form 10-Q.

Quarters Ended April 2, 2000 and April 1, 2001


9.  LEGAL PROCEEDINGS (CONTINUED)

On March 21, 2001, the United States District Court for the District of Massachusetts ("the Court") dismissed a suit against the Company and certain of its officers. The suit was originally brought by individuals claiming to have purchased stock in the Company and purporting to represent a class of its shareholders in actions alleging violations of federal securities law regarding public disclosure of information about the Company's business during the time between April 16, 1997 and August 28, 1998. The plaintiffs in this matter had 30 days to appeal the decision but took no further action.

10.  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The April 2, 2000 and April 1, 2001 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of April 1, 2001 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 2, 2000 and April 1, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Polaroid Corporation and subsidiary companies as of December 31, 2000, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year then ended (not presented herein); and in our report dated January 22, 2001, except as to Note 6, Note 15 and Paragraph 6 of
Note 14 which are as of March 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /S/ KPMG LLP


Boston, Massachusetts
April 16, 2001, except as to Note 4
which is as of May 16, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Polaroid Corporation and subsidiary companies (collectively, "the Company") is managed in five primary segments: the Americas Region; the European Region; the Asia Pacific Region; Global Operations; and Research and Development. The Americas Region is comprised of all the countries in North and South America. The European Region includes all the countries of continental Europe, the United Kingdom, Russia, the Middle-Eastern countries and the African continent. The Asia Pacific Region includes Japan, Australia and the Asian continent, excluding Russia. Each of these regions consist of sales and marketing operations. Global Operations consists of worldwide activities associated with manufacturing, logistics, procurement, developing manufacturing processes for new products and inventory management. Research and Development is comprised of corporate research and engineering activities.

The Company has one category called Corporate, which it does not consider to be a segment. This category consists of general and administrative functions, including central marketing and centralized information systems, and certain other corporate functions. Corporate also includes costs related to restructuring activities and certain other non-operating items.

The Company evaluates the performance of its segments based on profit from operations with consideration of assets employed. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third party sales. Non-standard manufacturing costs along with the costs of procurement, developing manufacturing processes for new products, regional warehousing and distribution are reported as incurred in the Global Operations segment. Costs related to research and engineering activities are reported as incurred in the Research and Development segment.

The Company discusses sales and profit from operations in terms of its core instant business, digital products, other core products and non-core businesses. The core instant business consists of traditional instant camera and film products and newer instant camera and film products. The traditional camera and film products are larger instant formats consisting primarily of the 600 and Spectra series of instant cameras and film and other instant film formats used primarily for commercial applications while the newer camera and film products are medium and smaller instant formats consisting primarily of JoyCam and I-Zone cameras and film. Digital products consist primarily of the PHOTOMAX line of digital cameras and other digital products. Other core products consist of unique ID products, medical imaging products, sunglasses, videotapes and conventional 35mm cameras and film. Non-core businesses consist of businesses exited by the Company and include polarizer and holography which were exited in the first quarter of 2000.

The Company periodically evaluates its products to determine their relevance to the Company's long-term strategy. As a result of these evaluations, certain products may be reclassified among core products, other core products and non-core businesses. The Company has reclassified certain prior year information to conform with the current year presentation.

WORLDWIDE RESULTS FOR THE FIRST QUARTER OF 2001
     COMPARED WITH THE FIRST QUARTER OF 2000

SALES

In the first quarter of 2001, on a unit basis, worldwide shipments to customers of traditional cameras increased approximately 5% and worldwide shipments to customers of traditional film decreased approximately 25% compared with the same period of 2000. In addition, worldwide shipments to customers of newer cameras decreased approximately 5% and worldwide shipments to customers of newer film increased approximately 20% in the first quarter of 2001 compared with the first quarter of 2000. Worldwide shipments to customers of digital cameras were essentially the same in the first quarters of 2001 and 2000.

Worldwide net sales to customers decreased 18% to $331 million in the first quarter of 2001 from $402 million in the first quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, the unfavorable impact of foreign exchange, lower sales of traditional cameras, lower sales of other core products and the absence of sales from non-core businesses that the Company exited. The decreases were offset, in part, by higher sales of newer film. The decrease in sales of traditional products was caused primarily by the same factors that impacted the Company's net sales in the fourth quarter of 2000, specifically, weakening economies in all of the Company's Regions that resulted in retailers reducing their inventories of traditional products and lower demand for these products at retail. Additionally, sales of traditional cameras in the first quarter of 2001 were negatively impacted by changes in the mix of traditional cameras and sales of certain discontinued models at reduced prices.

In the Americas Region, on a unit basis, shipments to customers of traditional cameras increased approximately 20% and shipments to customers of traditional film decreased approximately 15% in the first quarter of 2001 compared with the first quarter of 2000. In addition, shipments to customers of newer cameras increased approximately 40% and shipments to customers of newer film increased approximately 65% in the first quarter of 2001 compared with the same period of 2000. Shipments to customers of digital cameras in the first quarter of 2001 decreased 10% compared with the first quarter of 2000.

Net sales in the Americas Region decreased 5% to $225 million in the first quarter of 2001 from $238 million in the first quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, traditional cameras and the absence of sales from non-core businesses that the Company exited. The decreases were offset, in part, by higher sales of newer film. The decrease in sales of traditional film was caused by a continuing economic slow-down in the United States that resulted in lower demand for these products at retail. Additionally, sales of traditional cameras in the first quarter of 2001 were negatively impacted by changes in the mix of traditional cameras and sales of certain discontinued models at reduced prices. The demand for the Company's newer products at retail remained strong despite the economic slow-down that impacted sales of traditional products in the United States.

In the European Region, on a unit basis, shipments to customers of traditional cameras decreased approximately 5% and shipments to customers of traditional film decreased approximately 30% in the first quarter of 2001 compared with the first quarter of 2000. In addition, shipments to customers of newer cameras decreased approximately 55% and shipments to customers of newer film decreased approximately 20% in the first quarter of 2001 compared with the same period of 2000.

Net sales in the European Region decreased 29% to $61 million in the first quarter of 2001 from $86 million in the first quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, the unfavorable impact of foreign exchange and lower sales of newer cameras. The decrease in sales of traditional film and newer cameras was caused by weakening economies in the Region that resulted in retailers reducing their inventories of these products and lower demand for traditional and newer products at retail. In addition, the Company continues to experience a shift from traditional film formats used primarily for commercial applications to alternative forms of media.

In the Asia Pacific Region, on a unit basis, shipments to customers of traditional cameras and film both decreased approximately 30% in the first quarter of 2001 compared with the first quarter of 2000. In addition, shipments to customers of newer cameras decreased approximately 30% and shipments to customers of newer film decreased approximately 25% in the first quarter of 2001 compared with the same period of 2000.

Net sales in the Asia Pacific Region decreased 42% to $45 million in the first quarter of 2001 from $78 million in the first quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras and film and traditional cameras and the unfavorable impact of foreign exchange. The decrease in sales of traditional and newer products was caused by weakening economies in the Region that resulted in retailers reducing their inventories of these products and lower consumer demand for traditional and newer products at retail.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide loss from operations in the first quarter of 2001 was $118 million compared with profit from operations of $9 million in the first quarter of 2000. The decrease was due primarily to $80 million of restructuring and other charges recorded in the first quarter and the impact of lower sales of traditional film products. Refer to the section titled "Restructuring and Other Charges" for information concerning the Company's restructuring program.

In the first quarter of 2001, the Company's gross margin decreased to 36% of sales compared with 44% of sales in the first quarter of 2000. The decrease was caused primarily by reductions in the Company's production schedules and the mix of products sold in the quarter offset, in part, by reductions in spending.

Profit from operations in the Americas Region was $49 million in the first quarter of 2001 compared with $63 million in the first quarter of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, traditional cameras. The decreases were offset, in part, by higher sales of newer film and, to a lesser degree, lower spending on advertising and promotional activities.

Loss from operations in the European Region was $2 million in the first quarter of 2001 compared with profit from operations of $10 million in the first quarter of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, the unfavorable impact of foreign exchange. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Profit from operations in the Asia Pacific Region was $5 million in the first quarter of 2001 compared with $22 million in the first quarter of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, newer cameras and film. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Global Operations costs were $28 million in the first quarter of 2001 compared with $25 million in the first quarter of 2000. The increase in Global Operations costs related to reductions in the Company's production schedules for the first quarter of 2001.

Research and Development costs were $23 million in the first quarter of 2001 compared with $21 million in the first quarter of 2000.

Corporate costs were $119 million in the first quarter of 2001 compared with $40 million in the first quarter of 2000. Corporate costs in the first quarter of 2001 include restructuring and other charges of $80 million. Excluding restructuring and other charges, Corporate costs were $39 million in the first quarter of 2001. Refer to the section titled "Restructuring and Other Charges" for information concerning the Company's restructuring program.

Interest expense increased to $23 million in the first quarter of 2001 compared with $20 million in the first quarter of 2000. The increase was due to higher average amounts of debt outstanding during the period offset, in part, by lower average interest rates.

The net of other income and expense was income of $1 million in the first quarter of 2001 compared with income of $9 million for the same period of 2000. Other income in the first quarter of 2000 related primarily to approximately $8 million of gains from investments and the sale of real estate.

Income tax benefit in the first quarter of 2001 was $49 million, or 35% of a reported loss before income taxes of $140 million. In the first quarter of 2000, the Company recorded an income tax benefit of $1 million or 35% of a reported loss before income taxes of $2 million.

In the first quarter of 2001, the Company recorded a net loss of $91 million, or $1.98 basic loss per common share compared with a net loss of $1 million or $.03 basic loss per common share in the first quarter of 2000. Diluted loss per common share was the same as basic loss per common share in the first quarter of 2001 and 2000. Excluding restructuring and other charges, net of the related taxes, diluted loss per common share was $.85 in the first quarter of 2001.

RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2001, the Company recorded restructuring and other charges of $80 million which consisted of severance costs and impairment charges related to certain long-lived assets and an intangible asset. These charges (collectively, the "2001 Program") were allocated to the non-segment Corporate category and were undertaken to reduce overhead costs and realign the Company's resources.

Approximately $50 million of the charges recorded in the first quarter of 2001 for the 2001 Program related to an involuntary severance program under which approximately 11% of the Company's workforce, or 950 employees (consisting of sales and marketing employees in the regional segments:
Americas - 14%; European - 6%; Asia Pacific - 3%; manufacturing employees in Global Operations - 49%; research and engineering employees in Research and Development - 14%; and administrative employees in the non-segment Corporate category - 14%), are expected to leave the Company. Approximately 200 of the expected 950 terminations had occurred during the period ended April 1, 2001, with the remaining terminations expected to be substantially complete before the end of 2001. Approximately $1 million of cash payments had been made to employees that left the Company under this program at April 1, 2001, with the remaining severance payments of approximately $45 million to be substantially complete by the end of the first quarter of 2002. Of the total amount provided for severance approximately $4 million related to pension curtailment costs. The major impact on each of the Company's segments and the non-segment Corporate category will be the reduction in the number of employees and, as a result, streamlined overhead structures and reduced excess manufacturing capacity.

In addition to severance costs, the asset impairment portion of the 2001 Program totaled approximately $30 million. Of this amount, approximately $12 million related to assembly equipment that was used to produce other core products but will be scrapped because the Company has decided to out-source the manufacture of these products. Approximately $11 million of the write-offs related to surplus film assembly equipment, primarily related to newer core products, that will either be abandoned in place or scrapped based on a strategic decision to consolidate manufacturing operations. The write-offs also included approximately $7 million of goodwill that related to a non-strategic software company that was determined to be impaired.

Under the 2001 Program, the Company expects to realize a benefit of approximately $60 million on an annualized basis after the benefits are fully realized. The Company expects to realize approximately half of the annualized benefit from this program in 2001, and will begin to realize the full benefit of this program in 2002.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $88 million at April 1, 2001 and $97 million at December 31, 2000. Net cash used in operating activities was $2 million in the first quarter of 2001. Net loss, adjusted for non-cash items (i.e. depreciation and other non-cash items) and restructuring charges increased cash flow from operations by $21 million and a decrease in receivables increased cash flow from operations by an additional $134 million. The factors increasing cash flow from operations were offset by decreases in accounts payable and accruals and federal, state and foreign income taxes combined with an increase in inventories. Net cash used in investing activities of $17 million in the first quarter of 2001 related to additions of property, plant and equipment. Net cash provided by financing activities of $13 million in the first quarter of 2001 related to an increase in the amount of short-term debt outstanding.

Working capital, defined as current assets less current liabilities, was $91 million at April 1, 2001 and $325 million at December 31, 2000. Excluding the restructuring charges recorded in the first quarter of 2001 and the reclassification of $150 million of debt from long-term to short-term because it is due in less than twelve months, working capital was $291 million at April 1, 2001. The decrease in working capital, excluding the restructuring charges and reclassification of debt from long-term to short-term, relates to a decrease in receivables and an increase in short-term debt. Those decreases in working capital were offset, in part, by a decrease in payables and accruals and an increase in inventories.

The decrease in receivables was primarily the result of the seasonality in the Company's sales and its collection efforts during the first quarter of 2001. The Company expects that days sales outstanding will be reduced to under 60 days at December 31, 2001 compared with 72 days at December 31, 2000. Inventories, which are also part of the Company's focus to improve cash flow, increased due to the seasonality of the Company's sales which are generally at their lowest level in the first quarter. The Company expects that the further reductions to production schedules that are planned over the remainder of the year, when combined with the Company's expectations for sales, will result in an inventory level of approximately $400 million at December 31, 2001.

In the first quarter of 2001, capital spending totaled $17 million compared with $33 million for the same period of 2000. The decrease, which is consistent with the Company's plan to reduce capital spending from $129 million in 2000 to $100 million or less in 2001, was due to lower spending on manufacturing capacity related to the Company's newer camera and film products and the Company's enterprise-wide software system.

The Company has financed its operations with the following sources of debt: the Amended Credit Agreement (defined below); the U.K. Credit Agreement (defined below); various uncommitted short-term lines of credit; and the Company's outstanding 6 3/4% Notes due January 15, 2002 (the "2002 Notes"), 7 1/4% Notes due January 15, 2007 (the "2007 Notes") and 11 1/2% Notes due February 15, 2006 (the "2006 Notes").

At April 1, 2001, the Company had $525 million outstanding in short-term debt and $424 million outstanding in long-term debt. The amount of short-term debt outstanding was comprised of $320 million under the Amended Credit Agreement, $46 million under the U.K. Credit Agreement, $150 million under the 2002 Notes and $9 million under uncommitted short-term lines of credit. The amount of long-term debt outstanding was comprised of $275 million under the 2006 Notes and $149 million under the 2007 Notes.

The Company's domestic credit agreement (as amended, the "Amended Credit Agreement") initially provided for a maximum commitment of $350 million on a revolving basis and is scheduled to mature on December 31, 2001. In connection with the Amended Credit Agreement, the Company entered into a security agreement and certain related documents that granted the lenders a first security interest in certain of the Company's domestic inventories and trade accounts receivable. Funds borrowed under the Amended Credit Agreement have borne interest, at the Company's option, at either the prime rate of J.P. Morgan Chase & Co. ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins ranged from 0% to 1.275% for prime based loans and from .190% to 2.275% for euro-dollar loans based on the Company's credit rating. In addition, the Company has paid the lenders a facility fee ranging from .085% to .725% depending on the Company's credit rating, a commitment fee on unused commitments ranging from 0% to .025% depending on the Company's credit rating and a fee to the administrative agent.

The credit facility of the Company's wholly-owned subsidiary, Polaroid (U.K.) Limited, for which the Company acts as a guarantor, provided for a maximum commitment of 72.5 million euros (the "U.K. Credit Agreement") and is scheduled to mature on December 31, 2001. Several of the Company's foreign subsidiaries granted the lenders under this facility a security interest in certain foreign inventories and trade accounts receivable. Borrowings under the U.K. Credit Agreement have borne a margin approximately 25 basis points higher than that paid under the Amended Credit Agreement.

The Amended Credit Agreement and the U.K. Credit Agreement require the Company to maintain financial ratios related to the maximum level of debt to earnings before interest, taxes, depreciation and amortization (as defined in the Amended Credit Agreement) of 3.30 to 1 (the "Debt/EBITDA Ratio") and minimum interest coverage (as defined in the Amended Credit Agreement) of 3.00 to 1 (the "Interest Coverage Ratio"). In addition to financial ratios, the Amended Credit Agreement and the U.K. Credit Agreement contain covenants that restrict, among other things, the Company's ability to do the following: make certain capital expenditures; make certain payments for the repurchase of stock or dividends to shareholders; incur additional debt; incur certain liens; make certain investments; enter into certain sale and leaseback transactions; enter into certain transactions with affiliates; and merge, consolidate, sell or transfer all or substantially all of the Company's assets subject to certain financial conditions.

The indenture, pursuant to which the 2006 Notes were issued, contains covenants that restrict, among other things, the Company's ability to do the following: make certain payments for the repurchase stock or dividends to shareholders; incur additional debt or issue preferred stock; incur certain liens; make certain investments; enter into certain sale and leaseback transactions; enter into certain transactions with affiliates; and merge, consolidate, sell or transfer all or substantially all of the Company's assets subject to certain financial conditions.

The Company entered into a waiver of the Amended Credit Agreement effective as of February 16, 2001, which waived defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio until May 15, 2001. The waiver, and the supplement to the waiver dated April 20, 2001, provide for the availability of borrowings, on a revolving basis, for actual cash needs arising in the ordinary course of business up to the maximum commitment of $350 million. In addition, the supplement to the waiver requires that the Company use a portion of the proceeds from the sale of certain real estate to permanently reduce the maximum commitment under the Amended Credit Agreement to $316 million. In connection with the waiver to the Amended Credit Agreement, the Company granted the lenders a security interest in substantially all of the Company's personal property and a mortgage in certain real property, in each case, as permitted by the indentures pursuant to which the 2002 Notes, 2007 Notes and 2006 Notes were issued. Because the U.K. Credit Agreement incorporates the covenants contained in the Amended Credit Agreement, a waiver of the U.K. Credit Agreement was entered into effective as of February 16, 2001 that waives defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio for the same period as the waiver to the Amended Credit Agreement. The waiver to the U.K. Credit Agreement provided for the availability of borrowings up to a maximum commitment of 57 million euros or approximately $51 million at April 1, 2001.

During the waiver period of February 16, 2001 to May 15, 2001, funds borrowed under the Amended Credit Agreement bear interest, at the Company's option, at either Prime plus 1.525% or LIBOR plus 2.525% regardless of the Company's credit rating. In addition, the Company is paying the lenders a facility fee of .725%, a commitment fee on unused commitments of .025% and a fee to the administrative agent. Funds borrowed under the U.K. Credit Agreement during the waiver period bear interest at LIBOR plus 2.5%. At April 1, 2001, the weighted average interest rate on amounts outstanding under the Amended Credit Agreement was approximately 8.0% and the weighted average interest rate on amounts outstanding under the U.K. Credit Agreement was approximately 6.5%.

Effective as of May 15, 2001, the lenders extended the waivers to the Amended Credit Agreement and the U.K. Credit Agreement to July 12, 2001, while the Company continues to implement its refinancing strategy. The extended waiver to the Amended Credit Agreement contains additional covenants that restrict, among other things, the Company's ability to make certain capital expenditures; make certain payments for the repurchase of stock or dividends to shareholders; enter into certain hedging transactions; and make certain acquisitions and investments. In addition, the waiver extension to the Amended Credit Agreement contains a requirement to maintain certain minimum cash flow amounts, increases the Company's reporting obligations to the lenders and provides additional security interests in certain of the Company's personal property. During the waiver period of May 15, 2001 through July 12, 2001, funds borrowed under the Amended Credit Agreement will bear interest, at the Company's option, at either Prime plus 2.525% or LIBOR plus 3.525% regardless of the Company's credit rating and, the Company will continue to pay the lenders a facility fee of .725%, a commitment fee on unused commitments of .025% and a fee to the administrative agent. The extension to the waiver of the U.K. Credit Agreement will incorporate many of the additional covenants in the extension to the waiver of the Amended Credit Agreement and provides additional security interests in certain non-U.S. receivables. During the waiver period of May 15, 2001 through July 12, 2001, funds borrowed under the U.K. Credit Agreement will bear interest at LIBOR plus 3.5%.

The Company is currently involved in negotiations with its existing lenders to extend the waivers to the Amended Credit Agreement and the U.K. Credit Agreement beyond July 12, 2001, so that the Company can continue to implement its refinancing strategy. If the Company is unsuccessful in its negotiations with its existing lenders, the lenders have the right to demand repayment of their loans when the waivers expire, because the Company will then be in default of the Amended Credit Agreement and the U.K. Credit Agreement. In addition, if the lenders under the Amended Credit Agreement and the U.K. Credit Agreement were to demand repayment of their loans, the Company could also be required to repay the amounts outstanding under the 2002 Notes, the 2007 Notes and the 2006 Notes because of the cross-default provisions in the indentures pursuant to which these notes were issued. There can be no assurance that the Company's existing lenders will agree to extend the waivers beyond July 12, 2001 or that the Company will be able to raise the required funds to refinance the Amended Credit Agreement and the U.K. Credit Agreement at maturity or earlier if the lenders demand repayment of their loans under these agreements.

The Company is also currently involved in negotiations with certain financial institutions with respect to refinancing the Amended Credit Agreement, the U.K. Credit Agreement and, if necessary, the 2002 Notes and has retained a financial advisor to assist it with these matters. The Company expects that the implementation of its refinancing strategy and its plans to reduce costs and generate cash flow (as discussed in "Outlook" below) will provide the liquidity necessary to retire the 2002 Notes. Based on the status of its negotiations, the Company expects to complete the refinancing of the Amended Credit Agreement, the U.K. Credit Agreement and, if necessary, the 2002 Notes in the second half of 2001.

Subject to the refinancing of the Amended Credit Agreement, the U.K. Credit Agreement and, if necessary, the 2002 Notes, the Company believes that the availability of funds under the Amended Credit Agreement, the U.K. Credit Agreement and any related refinancing, including the 2002 Notes, combined with funds generated from operations and proceeds from the sale of assets, will be adequate to meet working capital needs and fund the maintenance of existing operations for at least the next twelve months. The previous statements, together with statements under "Outlook" below, contains forward-looking statements. Actual results are dependent on a number of factors that are described under "Factors That May Affect Future Results."

The following is a summary of the Company's credit ratings as of May 6, 2001:


                                                    Corporate                   Senior Unsecured
                                                  Credit Rating                    Debt Rating
                                          ----------------------------- -----------------------------
Standard & Poor's                                      B-                           CCC+
Fitch IBCA, Duff & Phelps                              B+                            B-
Moody's                                                B2                            B3

Each of the rating agencies noted above have reported that they have a negative outlook for the Company's credit ratings.

The Company estimates that its cash and cash equivalents were approximately $72 million at May 6, 2001, compared with $88 million at April 1, 2001, and that its short-term debt was approximately $549 million at May 6, 2001, compared with $525 million at April 1, 2001. The amount of short-term debt outstanding at May 6, 2001, was comprised of $340 million under the Amended Credit Agreement, $47 million under the U.K. Credit Agreement, $150 million under the 2002 Notes and $12 million under uncommitted short-term lines of credit. At May 6, 2001, the Company had approximately $10 million available for borrowing under the Amended Credit Agreement and approximately $4 million available under the U.K. Credit Agreement. The Company's estimate of cash and short-term debt at May 6, 2001, does not reflect the repayment of debt from the net proceeds on the sale of the Company's 56-acre reservoir site in Waltham, Massachusetts which is described below.

On April 26, 2001, the Company received a cash distribution of approximately $11 million from a real estate joint venture developing certain real estate in Cambridge, Massachusetts.

On May 16, 2001, the Company sold its 56-acre reservoir site in Waltham, Massachusetts for $69.25 million. As part of the sale agreement, the Company entered into a lease for certain portions of the reservoir site for periods of up to seven years. As a result, receipt of approximately $14 million of the sales price was deferred and will be released to the Company, over the term of the lease, as certain conditions are met. A portion of the net cash proceeds from the sale were used by the Company to repay outstanding borrowings under the Amended Credit Agreement, which reduced the maximum commitment under it to $316 million pursuant to the waiver described above.

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

To minimize the impact of currency fluctuations on its net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies") the Company engages in nonfunctional currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional currency denominated liabilities that hedge the Company's nonfunctional currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency denominated borrowings are recognized in earnings as incurred. The amount of the Company's outstanding short-term debt incurred for hedging purposes was $56 million at April 1, 2001.

Alternatively, the Company may use forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The term of these contracts typically does not exceed six months and the Company does not enter into forward exchange contracts for trading purposes. The notional value of the Company's outstanding forward exchange contracts at April 1, 2001, all of which expire in the next three months, totaled $48 million and consisted of $26 million denominated in euros, $14 million denominated in Japanese yen and $8 million denominated in other foreign currencies.

The Company has limited flexibility to increase prices in local currencies and offset the adverse impact of foreign exchange. As a result, the Company purchases U.S. dollar call/foreign currency put options with the objective of minimizing the impact of exchange rate risk related to a portion of its forecasted foreign-currency denominated intercompany sales. The term of purchased options typically does not exceed 18 months and all of the option contracts outstanding at April 1, 2001 will expire before the end of the first quarter of 2002. The Company does not write options or purchase options for trading purposes. At April 1, 2001, the notional value of the Company's outstanding option contracts totaled $140 million, consisting of $72 million of options denominated in euros and $68 million denominated in Japanese yen.

IMPACT OF INFLATION

Inflation continues to be a factor in many of the countries in which the Company does business. The Company's pricing strategy and continuing efficiency improvements have offset inflation and normal cost increases to a considerable degree. The overall inflationary impact on the Company's earnings has not been material.

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

OUTLOOK

The following, together with statements under "Financial Liquidity and Capital Resources" above, is an overview of the Company's outlook for the future and contains forward-looking statements. Actual results are dependent on a number of factors that are described under "Factors That May Affect Future Results." As a result, actual results could differ materially from those outlined below.

The Company believes that the factors that negatively impacted its results in the fourth quarter of 2000 and the first quarter of 2001, including inventory reductions at retailers and softer demand for its traditional film products at retail, will continue to have a negative impact on its results for the remainder of 2001. Currently, the Company expects that revenues and profits from operations in the second quarter of 2001 will exceed those recorded in the first quarter of 2001, but will be less than those recorded in the second quarter of 2000. In the second half of 2001, the Company expects that revenues and profits from operations in the third quarter will exceed those of the second quarter of 2001 and that the fourth quarter will exceed those recorded in the third quarter of 2001.

Reducing costs and improving cash flow is the principal objective of the Company for 2001, and to achieve this objective the Company is implementing the following strategies:

         o        reducing accounts receivable and inventories;
         o streamlining the Company's overhead structure and implementing tight cost controls over all aspects of its business;
         o reducing excess manufacturing capacity by consolidating facilities and moving some production offshore or to contract manufacturers;
         o        selling certain assets, including real estate; and
         o        reducing capital spending.

The Company has taken a number of actions to reduce costs and improve cash flow that include:

         o reducing accounts receivable (the Company is targeting to reduce accounts receivable and inventories by at least
                  $100 million for 2001);
         o reducing capital expenditures (the Company expects to reduce capital spending to $100 million or less in 2001);
         o realizing net cash proceeds of approximately $50 million related to the sale of the Company's reservoir-site in Waltham, Massachusetts and, an additional $11 million in the form of a distribution from a joint venture that is developing certain property in Cambridge, Massachusetts;
         o implementing a worldwide restructuring program designed to save the Company $60 million on an annualized basis (the Company expects to realize approximately half of this benefit in 2001); and
         o suspending its regular dividend (the Company will save approximately $27 million on an annualized basis and 2001).

The Company began to realize some of the benefits from these actions in the first quarter of 2001.

The Company believes that the strategies outlined above will not adversely impact its efforts to maintain its core imaging business or impact its ability to implement its instant digital printing strategy. Currently, the Company's digital products carry lower profit margins relative to its instant imaging products but new digital printing solutions will include media platforms which the Company anticipates will carry higher margins than the digital hardware that currently comprises its digital sales. The Company also expects that its strategies could translate into growth of sales and operating profits over the next several years.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report, including those under "Financial Liquidity and Capital Resources" and "Outlook" above, may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "intend", "will", "estimate", "potential", "strategy" and "forecast" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

         o to market its core imaging products which requires, among other things:

                  -        introducing a number of new products each year;
                  -        expanding certain profitable businesses;
                  - increasing revenues while managing the mix of new and traditional products and retail buying patterns; and
                  - continuing to reduce costs through operating efficiencies, including savings from restructuring;

         o to penetrate new demographic markets such as children, teens and young adults for its products and new technologies through product innovations, marketing campaigns and expanded distribution;

         o to develop and implement its digital imaging strategy which requires, among other things:

                  - applying the Company's technology and expertise in instant imaging to the developing market for digital imaging products;
                  -        marketing new digital imaging products;
                  - developing partnerships and alliances with other companies in the digital imaging market; and
                  - anticipating and responding to trends in the rapidly changing digital imaging market;

         o to compete successfully in the instant imaging market against larger and stronger competitors like Fuji Photo Film Co., Ltd. ("Fuji"), and in the digital imaging market against competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Cannon U.S.A., Inc. and Sony Corporation;

         o to implement its strategies to reduce costs and improve cash flow which requires, among other things:

                  - the sale of certain assets and working capital reductions to generate cash flow and allow the Company to reduce its debt;
                  - the consolidation of manufacturing facilities and streamlining of the Company's overhead structure; and
                  - capital spending reductions while continuing to support new product sales and development;

         o to avoid periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments;

         o to implement its strategies to refinance the Amended Credit Agreement, the U.K. Credit Agreement and the 2002 Notes;

         o to reduce its debt and limit the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates;

         o to comply with the covenants in or extend the waivers to the Amended Credit Agreement and the U.K. Credit Agreement, the failure of which will result in an event of default;

         o to comply with the covenants in the indentures governing the 2002 Notes, 2006 Notes and 2007 Notes, the failure of which will result in an event of default;

         o to retain its top customers at essentially their current purchasing levels;

         o to sell and market its products worldwide particularly in light of the major risks associated with worldwide operations such as various local laws and customs;

         o to manage its exposure to fluctuation of foreign exchange rates, particularly the Japanese yen and euro;

         o to further reduce its cycle time in bringing new products to market;

         o to retain certain sole source suppliers, or find timely alternatives, for raw materials, supplies and finished goods necessary for the manufacture and sale of its products, including chemicals, polyester film base, specialty paper and certain components;

         o to develop and continue to protect ownership of, and license as appropriate, valuable intellectual property rights;

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities was $.8 million as of April 1, 2001 and the Company currently estimates that the majority of the reserve will be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. The significant legal developments during the first quarter of 2001 are described below.

On March 21, 2001, the United States District Court for the District of Massachusetts ("the Court") dismissed a suit against the Company and certain of its officers. The suit was originally brought by individuals claiming to have purchased stock in the Company and purporting to represent a class of its shareholders in actions alleging violations of federal securities law regarding public disclosure of information about the Company's business during the time between April 16, 1997 and August 28, 1998. The plaintiffs in this matter had 30 days to appeal the decision but took no further action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Not applicable.

b) Not applicable.

c) Not applicable.

d) Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

    Exhibit No.                       Description
--------------------------------------------------------------------------------

     10.1 (*)     Supplement, dated as of April 20, 2001, to Amendment No. 4 and
                  Waiver No. 1 under the Amended and Restated Credit Agreement.
     10.2 (*)     Second Supplement, dated as of April 20, 2001, to Amendment
                  No. 4 and Waiver No. 1 under the Amended and Restated Credit
                  Agreement.
     10.3 (*)     Amendment and Waiver Agreement effective as of May 15, 2001, to the euros Loan Agreement.
     12 (*)       Ratio of Earnings to Fixed Charges.

     15 (*)       Letter re Unaudited Interim Financial Information.
--------------------------------------------------------------------------------
(*) - Filed herewith.

     Exhibits are not included in copies to this Form 10-Q except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.


B)  REPORTS ON FORM 8-K

     During the first quarter of 2001, the Company filed the following:

     o a Current Report on Form 8-K dated January 25, 2001 (the Company filed press releases as Exhibits 99.1 and 99.2 announcing the resignation of Judith G. Boynton, Executive Vice President Business Development and Chief Financial Officer and the 2000 fourth quarter and full year results of operations);

     o a Current Report on Form 8-K dated February 12, 2001 (the Company filed a press release as Exhibit 99.1 announcing the suspension of its regular quarterly dividend); and

     o a Current Report on Form 8-K dated February 23, 2001 (the Company filed a press release as Exhibit 99.1 announcing a restructuring plan).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POLAROID CORPORATION
                                            (Registrant)

                                      By /s/ CARL L. LUEDERS
                                         -------------------------
                                         Carl L. Lueders
                                         Vice President and Acting
                                         Chief Financial Officer