Form 10-Q
period 2001-07-01
POLAROID CORP
filed 2001-08-09
CIK 79326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended         JULY 1, 2001
                                               --------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                             ---------------     --------------

                          Commission File Number 1-4085


                              POLAROID CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          04-1734655
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


               784 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS 02139
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  781-386-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


                      Shares of Common Stock, $1 par value,
                    outstanding at August 6, 2001: 47,855,390


                        This document contains 45 pages.
                       Exhibit Index appears on page 44.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Periods ended July 2, 2000 and July 1, 2001


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                        SECOND QUARTER              SIX MONTHS
(IN MILLIONS, EXCEPT PER SHARE DATA)                               2000         2001          2000         2001
---------------------------------------------------------------   -------      -------      -------       -------
                                                                                   (UNAUDITED)
NET SALES                                                         $ 485.6      $ 333.5      $ 887.9       $ 664.3

   Cost of goods sold                                               262.0        241.9        486.3         455.1
   Marketing, research, engineering and administrative
     expenses                                                       172.9        143.4        341.7         299.0
   Restructuring and other charges                                     --           --           --          80.0
                                                                  -------      -------      -------       -------

TOTAL COSTS                                                         434.9        385.3        828.0         834.1

PROFIT/(LOSS) FROM OPERATIONS                                        50.7        (51.8)        59.9        (169.8)

   Other income                                                      11.6         25.2         20.2          26.5
   Interest expense                                                  21.3         24.8         41.2          47.9
                                                                  -------      -------      -------       -------

PROFIT/(LOSS) BEFORE INCOME TAX EXPENSE                              41.0        (51.4)        38.9        (191.2)
   Federal, state and foreign income tax expense                     14.4         58.5         13.7           9.6
                                                                  -------      -------      -------       -------

NET EARNINGS/(LOSS)                                               $  26.6      $(109.9)     $  25.2       $(200.8)
                                                                  =======      =======      =======       =======

BASIC EARNINGS/(LOSS) PER COMMON SHARE                            $  0.59      $ (2.36)     $  0.56       $ (4.35)

DILUTED EARNINGS/(LOSS) PER COMMON SHARE                          $  0.59      $ (2.36)     $  0.56       $ (4.35)

CASH DIVIDENDS PER COMMON SHARE                                   $  0.15           --      $  0.30            --

Weighted average common shares used for basic earnings/(loss)
   per common share calculation (in thousands)                     44,826       46,605       44,749        46,211

Weighted average common shares used for diluted
   earnings/(loss) per common share calculation (in thousands)     45,176       46,605       45,102        46,211

Common shares outstanding at end of period (in thousands)          44,912       47,036       44,912        47,036

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEET


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                      DECEMBER 31,        JULY 1,
(IN MILLIONS)                                                          2000             2001
-----------------------------------------------------------        ------------      -----------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $   97.2          $   94.0
   Receivables                                                         435.4             291.6
   Inventories:
     Raw materials                                                      86.6              89.1
     Work-in-process                                                   164.0             148.8
     Finished goods                                                    231.9             202.5
                                                                    --------          --------
   Total inventories                                                   482.5             440.4
   Prepaid expenses and other current assets                           103.5             113.5
                                                                    --------          --------
TOTAL CURRENT ASSETS                                                 1,118.6             939.5

PROPERTY, PLANT AND EQUIPMENT:
   Total property, plant and equipment                               1,967.5           1,924.0
   Less accumulated depreciation                                     1,398.3           1,413.4
                                                                    --------          --------
NET PROPERTY, PLANT AND EQUIPMENT                                      569.2             510.6

DEFERRED TAX ASSETS                                                    279.5             281.8
OTHER ASSETS                                                            75.7              78.1
                                                                    --------          --------
TOTAL ASSETS                                                        $2,043.0          $1,810.0
                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                  $  363.7          $  524.5
   Payables and accruals                                               334.1             259.6
   Compensation and benefits                                            76.7              96.7
   Federal, state and foreign income taxes                              18.8              20.8
                                                                    --------          --------
TOTAL CURRENT LIABILITIES                                              793.3             901.6

LONG-TERM DEBT                                                         573.5             423.9
ACCRUED POSTRETIREMENT BENEFITS                                        222.7             221.2
OTHER LONG-TERM LIABILITIES                                             78.3              87.7

COMMON STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                           75.4              75.4
   Additional paid-in capital                                          363.1             296.6
   Retained earnings                                                 1,219.5           1,018.7
   Accumulated other comprehensive income                              (68.9)            (76.6)
   Less:  Treasury stock, at cost                                    1,213.8           1,138.5
          Deferred compensation                                           .1                --
                                                                    --------          --------
TOTAL COMMON STOCKHOLDERS' EQUITY                                      375.2             175.6
                                                                    --------          --------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                   $2,043.0          $1,810.0
                                                                    ========          ========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six month period ended July 2, 2000 and July 1, 2001


POLAROID CORPORATION AND SUBSIDIARY COMPANIES                                         SIX MONTHS
(IN MILLIONS)                                                                   2000              2001
----------------------------------------------------------------------         -------          --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings/(loss)                                                         $ 25.2           $(200.8)
   Depreciation of property, plant and equipment                                 52.8              55.0
   Gain on the sale of real estate                                              (12.9)            (18.5)
   Other non-cash items                                                           9.4              42.4
   Decrease in receivables                                                       62.0             144.3
   Decrease/(increase) in inventories                                           (70.2)             33.9
   Increase in prepaids and other assets                                        (13.7)            (12.3)
   Decrease in payables and accruals                                            (39.8)           (104.9)
   Increase/(decrease) in compensation and benefits                             (60.2)             28.6
   Increase/(decrease) in federal, state and foreign income taxes
     payable                                                                      8.1               (.4)
                                                                               ------           -------
   Net cash used by operating activities                                        (39.3)            (32.7)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease/(increase) in other assets                                            4.7              (1.2)
   Additions to property, plant and equipment                                   (67.4)            (33.4)
   Proceeds from the sale of property, plant and equipment                       49.0              54.2
                                                                               ------           -------
   Net cash provided/(used) by investing activities                             (13.7)             19.6

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in short-term debt (maturities of 90 days or less)               47.3              12.1
   Proceeds from issuance of stock incentives                                      .1                --
   Cash dividends paid                                                          (13.5)               --
                                                                               ------           -------
   Net cash provided by financing activities                                     33.9              12.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (4.8)             (2.2)
                                                                               ------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (23.9)             (3.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 92.0              97.2
                                                                               ------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 68.1           $  94.0
                                                                               ======           =======

See accompanying notes to condensed consolidated financial statements.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods Ended July 2, 2000 and July 1, 2001


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

2.  DEBT RESTRUCTURING

On July 16, 2001, the Company did not make scheduled interest payments totaling $10.5 million on its 6 3/4% Notes due January 15, 2002 (the "2002 Notes") and its 7 1/4% Notes due January 15, 2007 (the "2007 Notes") and, on August 15, 2001, will not make a scheduled interest payment of $15.8 million on its 11 1/2% Notes due February 15, 2006 (the "2006 Notes" and, with the 2002 Notes and the 2007 Notes, collectively, the "Notes"). The failure to make the interest payments on the 2002 Notes and 2007 Notes constituted defaults under the indenture pursuant to which the 2002 Notes and 2007 Notes were issued. Under the indenture governing the 2002 Notes and 2007 Notes, because the defaults will not be cured within 30 days of their occurrence, the defaults will become events of default under the indenture, which will give the holders of the 2002 Notes and the 2007 Notes the right to accelerate the maturity of all principal and past due interest on the 2002 Notes and the 2007 Notes, which aggregated $310.5 million at July 15, 2001. The failure to cure the default under the 2006 Notes within 30 days of August 15, 2001 will similarly give rise to an event of default under the indenture pursuant to which the 2006 Notes were issued, which will give the holders of the 2006 Notes the right to accelerate the maturity of all principal and past due interest on the 2006 Notes, which aggregated $288.2 million at July 15, 2001. Holders of the Notes also have the right to sue the Company to collect interest that is accrued and unpaid when due and payable. When the defaults regarding the 2002 Notes and 2007 Notes become events of default, these payment defaults will also result in events of default under the indenture pursuant to which the 2006 Notes were issued, the Company's domestic credit agreement (as amended, the "Amended Credit Agreement") and the credit agreement of the Company's wholly-owned subsidiary, Polaroid U.K. Limited, for which the Company acts as a guarantor (as amended, the "U.K. Credit Agreement") under cross-default provisions in those agreements. While these defaults under the Amended Credit Agreement and U.K. Credit Agreement have been waived by the lenders thereunder through October 12, 2001, the holders of the 2006 Notes may accelerate the maturity of their obligations. In addition, the indenture governing the 2006 Notes, the Amended Credit Agreement and the U.K. Credit Agreement contain certain cross-acceleration provisions, allowing these holders or lenders, under certain circumstances, to accelerate the maturity of the obligations owed to them if other holders or lenders do the same. The Company has not received notice that any holder of the Notes has taken action or notified

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


2.  DEBT RESTRUCTURING (CONTINUED)

the Company that it will take action, to enforce its rights or remedies against the Company as a result of the defaults described above.

The Company has announced its intent to negotiate with the holders of the Notes regarding a potential restructuring of the Company's debt with the objective of developing a capital structure that is more consistent with and will better support the Company's long-term business objectives. The Company is pursuing this debt restructuring plan but is unable to predict when or if it will be accepted by the holders of the Notes and, if applicable, the lenders under the Amended Credit Agreement and the U.K. Credit Agreement. If either (1) the Company makes any of the July 15, 2001 or August 15, 2001 interest payments or
(2) the trustee under the indentures pursuant to which any series of the Notes were issued or if persons purporting to constitute holders of at least 25% of the outstanding principal amount of any series of Notes accelerate the maturity of their Notes and unpaid interest on the Notes or seek legal action to collect the unpaid interest, then the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In that event, the Company does not expect it could meet its accelerated payment obligations. The Amended Credit Agreement, the U.K. Credit Agreement and the waivers under these agreements are discussed below in Note 3, Short-term Debt.

3.  SHORT-TERM DEBT

At July 1, 2001, the Company had $524.5 million outstanding in short-term debt. The amount of short-term debt outstanding was comprised of $310.0 million under the Amended Credit Agreement, $46.6 million under the U.K. Credit Agreement, $149.8 million under the 2002 Notes and $18.1 million under uncommitted short-term lines of credit.

The Amended Credit Agreement initially provided for a maximum commitment of $350.0 million on a revolving basis and is scheduled to mature on December 31, 2001. In connection with the Amended Credit Agreement and the waivers to it, which are summarized below, the Company granted the lenders under the Amended Credit Agreement a first security interest in substantially all of the Company's domestic personal property and mortgages on certain real estate, except for principal properties, in each case, as permitted by the indentures pursuant to which the Notes were issued. Funds borrowed under the Amended Credit Agreement initially bore interest, at the Company's option, at either the prime rate of J.P. Morgan Chase & Co. ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins ranged from 0% to 1.275% for prime based loans and from .190% to 2.275% for euro-dollar loans based on the Company's credit rating. In addition, the Company has paid the lenders a facility fee ranging from .085% to .725% depending on the Company's credit rating, a

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


3.  SHORT-TERM DEBT (CONTINUED)

commitment fee on unused commitments ranging from 0% to .025% depending on the Company's credit rating and a fee to the administrative agent.

The U.K. Credit Agreement initially provided for a maximum commitment of 72.5 million euros and is scheduled to mature on December 31, 2001. In connection with the U.K. Credit Agreement and the waivers to it, which are summarized below, Polaroid U.K. Limited granted the lenders a security interest in certain of its and the Company's other subsidiaries' accounts receivable and inventories. Funds borrowed under the U.K. Credit Agreement initially bore interest at approximately 25 basis points higher than that paid for euro-dollar loans under the Amended Credit Agreement. In addition, the Company initially paid a facility fee ranging from .085% to .75% depending on the Company's credit rating, an arrangement fee and a fee to the administrative agent.

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

On February 16, 2001, the Company entered into a waiver with the lenders under the Amended Credit Agreement and the U.K. Credit Agreement, each of which has been amended and supplemented a number of times since then, most recently on July 12, 2001. The waivers, as extended by the amendments and supplements, expire on October 12, 2001. The waivers waive, until their expiration date, existing defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio and any events of default under the Amended Credit Agreement and the U.K. Credit Agreement that will result from the Company's failure to make the scheduled interest payments on any series of Notes (see Note 2), so long as either (1) the Company does not make any of the July 15, 2001 or August 15, 2001 interest payments or (2) the trustee under the indentures pursuant to which the Notes were issued or persons purporting to constitute holders of at least 25% of the outstanding principal amount of any series of Notes do not accelerate the maturity of the Notes or commence legal proceedings to collect unpaid interest on their Notes.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


3.  SHORT-TERM DEBT (CONTINUED)

Under the waiver to the Amended Credit Agreement:

         o the maximum available borrowings are limited to $316 million, but the Company expects the limit will increase by approximately $800,000 per month, not to exceed $7 million, as the Company makes payments on the lease it entered into in connection with the sale of its 56-acre reservoir site in Waltham, Massachusetts less any cash the Company receives from the buyer in connection with the deferred portion of the purchase price (see Note 10);

         o additional covenants restrict, among other things, the Company's ability to make certain capital expenditures, make certain payments for the repurchase of stock or dividends to shareholders, make certain interest payments, enter into certain hedging transactions and make certain acquisitions and investments;

         o additional covenants also require the Company to maintain certain minimum cash flow amounts, increase the Company's reporting obligations to the lenders, provide security interests in substantially all of the Company's domestic personal property and mortgages on certain real estate, except for principal properties, in each case, as permitted by the indentures pursuant to which the Notes were issued and require the Company to commence preparation of a plan of restructuring of its capital structure; and

         o during the waiver period of July 12, 2001 through October 12, 2001, borrowings will bear interest, at the Company's option, at either Prime plus 2.525% or LIBOR plus 3.525% regardless of the Company's credit rating and, the Company will pay the lenders a facility fee of .725%, a commitment fee on unused commitment of .025% and a fee to the administrative agent.

Under the waiver to the U.K. Credit Agreement:

         o the maximum available borrowings are limited to 57 million euros or approximately $49 million at July 1, 2001;

         o many of the additional covenants contained in the waiver to the Amended Credit Agreement were incorporated into the waiver under the U.K. Credit Agreement and the Company expects to provide a security interest in substantially all of the personal property and real estate of Polaroid U.K. Limited; and

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


3.  SHORT-TERM DEBT (CONTINUED)

         o during the waiver period of July 12, 2001 through October 12, 2001, borrowings will bear interest at LIBOR plus 3.5% regardless of the Company's credit rating and the Company will pay the lenders a facility fee of .75%, an arrangement fee and a fee to the administrative agent.

At July 1, 2001, the weighted average interest rate on amounts outstanding under the Amended Credit Agreement was approximately 7.9% and the weighted average interest rate on amounts outstanding under the U.K. Credit Agreement was approximately 6.8%.

The Company is involved in on-going discussions with its bank lenders to extend the existing waivers to the Amended Credit Agreement and the U.K. Credit Agreement beyond their current expiration date of October 12, 2001, to allow the Company more time to develop and seek agreement from its creditors regarding a debt restructuring plan and to refinance and/or restructure the Amended Credit Agreement and the U.K. Credit Agreement. If the Company is unsuccessful in its negotiations with its existing bank lenders, the lenders will have the right to demand repayment of their loans when the waivers expire, because the Company will then be in default under the Amended Credit Agreement and the U.K. Credit Agreement. There can be no assurance that the Company's existing bank lenders will agree to extend the waivers beyond October 12, 2001 or that the trustee or the holders of any series of Notes will not accelerate the maturity of their Notes or seek legal action to collect the unpaid interest as described above. If either (1) the holders of any series of Notes were to accelerate the maturity of their Notes or seek legal action to collect unpaid interest or (2) the Company were to make any of the July 15, 2001 or August 15, 2001 interest payments, the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In its current financial condition, the Company does not expect that it could raise the required funds to repay outstanding borrowings under or refinance the Amended Credit Agreement and the U.K. Credit Agreement if the lenders demand repayment of their loans under these agreements.

The Company has retained financial and legal advisors to assist it in conducting the negotiations described in Notes 2 and 3, considering its refinancing and restructuring options and exploring a number of strategic alternatives, including the sale of assets, a merger or sale of the Company and/or a strategic partnership. See "Financial Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Company's financial condition.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company enters into U.S. dollar call/foreign currency put options that are designated as cash flow hedges with the objective of minimizing the impact of exchange rate risk related to a portion of its forecasted foreign-currency denominated intercompany sales. The notional value of the Company's outstanding option contracts at July 1, 2001, all of which will expire in the next twelve months, totaled $132.6 million and consisted of $66.6 million of options contracts denominated in euros and $66.0 million of options contracts denominated in Japanese yen. At July 1, 2001, the fair value of outstanding option contracts, which was reported in other current assets, was $5.2 million.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

The Company measures hedge effectiveness based on the changes in intrinsic value of its option contracts relative to the changes in the cash inflows of the anticipated transaction. Unrealized gains on these contracts are deferred in other comprehensive income until the option contract is exercised and the anticipated transaction occurs. At exercise date of an option contract, the Company reclassifies gains related to the contract from other comprehensive income to cost of goods sold. Changes in the time value of its option contracts, which the Company considers to be ineffective, are recorded in other income/expense. The Company reclassified $1.9 million and $2.3 million of realized gains from other comprehensive income to cost of goods sold during the second quarter of 2001 and the first half of 2001, respectively. Pre-tax gains of $2.8 million, as of July 1, 2001, could be reclassified to cost of goods sold over the next twelve months; however, that amount can increase or decrease over time depending on movements in the underlying exchange rates. Hedge ineffectiveness, including changes in the time value of option contracts, was not material to the Company's results of operations or financial position in the second quarter of 2001 or in the first half of 2001.

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies"). The Company does not apply hedge accounting to these contracts. Forward exchange contracts are remeasured at fair value monthly with changes in fair value recorded in net earnings at the same time the net monetary assets denominated in nonfunctional currencies are remeasured. Both the change in fair value of forward exchange contracts and the remeasurement of net monetary assets denominated in nonfunctional currencies are recorded in other income/expense. The notional value of the Company's outstanding foreign exchange contracts at July 1, 2001, all of which expire in the next three months, totaled $35.1 million and consisted of $11.5 million of forward exchange contracts denominated in euros and $23.6 million of forward exchange contracts denominated in other foreign currencies. At July 1, 2001, the fair value of outstanding forward exchange contracts was not material to the Company's financial position.

5.  INCOME TAXES

Prepaid income taxes and deferred income taxes result from future tax benefits and expenses related to the difference between the tax basis of assets and liabilities and the amounts reported in the financial statements. These differences predominantly relate to U.S. operations. Carryforwards and tax credits are also included in prepaid income taxes. The net of prepaid income tax assets, deferred income tax liabilities and valuation allowances against deferred tax assets reflected in the condensed consolidated balance sheet was a net asset of approximately $331.0 million at July 1, 2001.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


5.  INCOME TAXES (CONTINUED)

A valuation allowance of approximately $61.0 million was reflected in the condensed consolidated balance sheet at July 1, 2001. The valuation allowance at July 1, 2001 includes a charge of approximately $53.0 million that was recorded in the second quarter of 2001 because the Company determined it was "more likely than not" that some portion of the deferred tax assets will not be realized over a reasonable period of time.

6.  EARNINGS PER SHARE


                                                          NET
                                                        EARNINGS/                             PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                  (LOSS)             SHARES             AMOUNT
-------------------------------------------------------------------------------------------------------
Quarter ended July 2, 2000
   Basic earnings per share                            $  26.6               44.8              $  .59
   Diluted earnings per share                             26.6               45.2                 .59

Six Months ended July 2, 2000
   Basic earnings per share                               25.2               44.8                 .56
   Diluted earnings per share                             25.2               45.1                 .56

QUARTER ENDED JULY 1, 2001
   BASIC LOSS PER SHARE                                (109.9)               46.6              (2.36)
   DILUTED LOSS PER SHARE                              (109.9)               46.6              (2.36)

SIX MONTHS ENDED JULY 1, 2001
   BASIC LOSS PER SHARE                                (200.8)               46.2              (4.35)
   DILUTED LOSS PER SHARE                              (200.8)               46.2              (4.35)

The calculation of earnings/(loss) per share for the quarters and six month periods ended July 2, 2000 and July 1, 2001 does not include the effects of outstanding options for shares of common stock totaling 5.8 million and 4.6 million, respectively, because the effects were anti-dilutive. In addition, the effect of .4 million and 2.4 million of other potentially dilutive shares, which include performance accelerated restricted stock and other performance based stock award programs under which shares have not been issued, for the quarters and six month periods ended July 2, 2000 and July 1, 2001, respectively, were not included because the effects were anti-dilutive or because the performance criteria had not been satisfied.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


7.  COMPREHENSIVE INCOME

The Company's total comprehensive income/(loss) was as follows:


                                                     QUARTER ENDED                 SIX MONTH PERIOD ENDED
                                                JULY 2,          JULY 1,          JULY 2,          JULY 1,
(IN MILLIONS)                                    2000             2001             2000             2001
-----------------------------------------------------------------------------------------------------------
Net earnings/(loss)                              $26.6           $(109.9)         $ 25.2           $(200.8)

Other comprehensive income:
   Currency translation adjustment                (8.7)               .1           (15.3)             (9.1)
   Unrealized gain on derivative
     instruments, net of tax                        --              (1.1)             --               1.8
   Unrealized gain/(loss) on
     available-for-sale securities, net
     of tax                                         .1                .3             (.5)              (.4)
                                           ----------------------------------------------------------------
Total comprehensive income/(loss)                $18.0           $(110.6)          $ 9.4           $(208.5)
                                           ================================================================

8.  SEGMENTS

The following is a summary of information related to the Company's segments:


                                                      QUARTER ENDED                SIX MONTH PERIOD ENDED
                                                 JULY 2,          JULY 1,         JULY 2,         JULY 1,
(IN MILLIONS)                                     2000             2001            2000            2001
---------------------------------------------------------------------------------------------------------
Net sales to customers:
   Americas Region                               $310.9           $225.3          $549.1          $449.9
   European Region                                 99.8             62.1           185.9           123.6
   Asia Pacific Region                             74.9             46.1           152.9            90.8
   Global Operations                                 --               --              --              --
   Research and Development                          --               --              --              --
                                           --------------------------------------------------------------
Segment net sales to customers                    485.6            333.5           887.9           664.3
   Corporate                                         --               --              --              --
                                           --------------------------------------------------------------
Total net sales to customers                     $485.6           $333.5          $887.9          $664.3
                                           ==============================================================

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


8.  SEGMENTS (CONTINUED)


                                                      QUARTER ENDED               SIX MONTH PERIOD ENDED
                                                 JULY 2,          JULY 1,         JULY 2,         JULY 1,
(IN MILLIONS)                                     2000             2001            2000            2001
---------------------------------------------------------------------------------------------------------
Profit/(loss) from operations:
   Americas Region                               $102.8           $ 39.3          $166.1         $  88.3
   European Region                                 14.8              2.4            25.2              .7
   Asia Pacific Region                             20.0             10.1            41.5            15.1
   Global Operations                              (25.7)           (50.8)          (50.3)          (79.2)
   Research and Development                       (19.2)           (16.8)          (40.0)          (39.3)
                                           ---------------------------------------------------------------
Segment profit/(loss) from operations
                                                   92.7            (15.8)          142.5           (14.4)
   Corporate                                      (42.0)           (36.0)          (82.6)         (155.4)
                                           ---------------------------------------------------------------
Total profit/(loss) from operations              $ 50.7           $(51.8)         $ 59.9         $(169.8)
                                           ===============================================================

9.  RESTRUCTURING AND OTHER CHARGES

In June 2001, the Company announced a major global restructuring designed to reduce its costs and improve its cash flows. This announcement was in addition to the 2001-Q1 Program (defined below) under which the Company recorded $80 million of restructuring and other charges. In connection with its latest announcement, the Company expects to record a series of pre-tax restructuring and other charges beginning in the third quarter of 2001 and continuing through 2002. The series of charges (collectively, the "June 2001 Program") will be allocated to the non-segment Corporate category and are expected to range between $150 million and $175 million. The June 2001 Program will consist of severance costs related to an involuntary severance program under which the Company will eliminate approximately 2,000 positions, asset write-offs primarily related to the reconfiguration of the Company's Global Operations segment and exit costs related to certain of the Company's operations that will be restructured. The Company believes approximately 50% of the positions to be eliminated under the June 2001 Program will be from the Global Operations segment, approximately 33% from the regional sales and marketing segments and the remainder from the Research and Development segment and the non-segment Corporate category.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


9.  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

In the first quarter of 2001, the Company recorded restructuring and other charges of $80 million which consisted of severance costs and impairment charges related to certain long-lived assets and an intangible asset. These charges (collectively, the "2001-Q1 Program") were allocated to the non-segment Corporate category and were undertaken to reduce overhead costs and realign the Company's resources.

Approximately $50 million of the charges recorded in the first quarter of 2001 for the 2001-Q1 Program related to an involuntary severance program under which approximately 950 employees (consisting of sales and marketing employees in the regional segments: Americas - 14%; European - 6%; Asia Pacific - 3%; manufacturing employees in Global Operations - 49%; research and engineering employees in Research and Development - 14%; and administrative employees in the non-segment Corporate category - 14%), are expected to leave the Company. Approximately 600 of the expected 950 terminations under the 2001-Q1 Program had occurred in the first half of 2001 with the remaining terminations expected to be substantially complete by the end of 2001. The major impact of the 2001-Q1 Program on the Company's segments and the non-segment Corporate category will be the reduction in the number of employees and, as a result, streamlined overhead structures and a reduction in the Company's excess manufacturing capacity.

In addition to severance costs, the asset impairment portion of the 2001-Q1 Program totaled approximately $30 million in the first quarter of 2001. Of this amount, approximately $12 million related to assembly equipment that was used to produce other core products but will be scrapped because the Company has decided to out-source the manufacture of these products. Approximately $11 million of the write-offs related to surplus instant film assembly equipment, primarily related to certain newer core products, that will either be abandoned in place or scrapped based on a strategic decision to consolidate manufacturing operations. The write-offs also included approximately $7 million of goodwill that related to a non-strategic software company that was determined to be impaired.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


9.  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

The reserves established for the 2001-Q1 Program and the related cash and non-cash charges are as follows:


                                                               PENSION            ASSET
(IN MILLIONS)                             SEVERANCE          CURTAILMENT       IMPAIRMENTS           TOTAL
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                 $   --              $  --              $   --            $   --
   Restructuring and
     other charges                           50.0                 --                30.0              80.0
   Cash charges                              (1.3)                --                  --              (1.3)
   Reclassification of pension
     curtailment                             (3.9)               3.9                  --                --
   Non-cash charges                            --               (3.9)              (30.0)            (33.9)
                                     ----------------------------------------------------------------------
Balance at April 1, 2001                     44.8                 --                  --              44.8
   Cash charges                             (11.9)                --                  --             (11.9)
                                     ----------------------------------------------------------------------
Balance at July 1, 2001                    $ 32.9              $  --              $   --            $ 32.9
                                     ======================================================================

10.  SALE OF REAL ESTATE

In the second quarter of 2001, the Company sold its 56-acre reservoir site in Waltham, Massachusetts, with a net book value of approximately $11 million, for approximately $69 million. In connection with this sale, the Company accrued approximately $18 million of costs directly related to the decision to sell this site that related primarily to relocating certain manufacturing operations and administrative functions located at this site to other locations. As part of the sale agreement, the Company entered into a lease for certain portions of the reservoir site for periods of up to seven years. The Company has deferred approximately $22 million of gains on the sale which it will realize ratably over the term of the lease because it leased back a major portion of the reservoir site. As a condition to the lease, the receipt of approximately $15 million of the sales price was deferred and will be released to the Company, over the term of the lease, as certain conditions are met.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


11.  NEW ACCOUNTING STANDARDS

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES ("EITF 00-14") which applies to the recognition, measurement and income statement classification of sales incentives offered to customers such as discounts, coupons, rebates and free product or services. The Company adopted the provisions of EITF 00-14 effective January 1, 2001 and, as a result, immaterial amounts of sales incentives that had been recorded as marketing expenses in prior years were reclassified primarily as sales adjustments. The adoption of EITF 00-14 did not have any impact on the Company's results of operations or financial position.

In April 2001, the EITF reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERIZATIONS OF CONSIDERATION TO A PURCHASER OF THE VENDOR'S PRODUCTS OR SERVICES ("EITF 00-25") which addresses the statement of earnings classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require certain payments made by the Company to customers related to promotions that are currently classified as marketing expenses be classified as reductions of revenue. The Company is still evaluating the impact of the adoption of EITF 00-25 on its consolidated financial statements. The adoption of EITF 00-25 will have no impact on the Company's profit from operations or net earnings. The Company will adopt EITF 00-25 no later than January 1, 2002.

 In July 2001, the Financial Standards Accounting Board ("FASB") issued Financial Accounting Standards Board Statement No. 141, BUSINESS COMBINATIONS ("FAS 141") and Financial Accounting Standards Board Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with Financial Accounting Standards Board Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

POLAROID CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) Periods Ended July 2, 2000 and July 1, 2001


11.  NEW ACCOUNTING STANDARDS (CONTINUED)

The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

12.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a materially adverse effect on its results of operations or financial condition. Legal proceedings are discussed in Part II, Item 1 of this filing on Form 10-Q.

13.  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The July 2, 2000 and July 1, 2001 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the condensed consolidated financial statements appears on the following page.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Polaroid Corporation:

We have reviewed the condensed consolidated balance sheet of Polaroid Corporation and subsidiary companies as of July 1, 2001 and the related condensed consolidated statement of earnings for the three and six month periods ended July 2, 2000 and July 1, 2001 and the condensed consolidated statement of cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company did not make its July 16, 2001 interest payments on its 2002 Notes and 2007 Notes and will not make its scheduled August 15, 2001 interest payment on its 2006 Notes. The failure to make the interest payments on the 2002 and 2007 Notes constituted a default under the indenture pursuant to which the 2002 Notes and 2007 Notes were issued and because the defaults will not be cured within 30 days of their occurrence, the defaults will become events of default under the indenture and will give the holders of the 2002 Notes and 2007 Notes the right to accelerate the maturity of all principal and past due interest, which aggregated $310.5 million at July 15, 2001. Management's plans in regard to these matters are described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /S/ KPMG LLP

Boston, Massachusetts
July 16, 2001, except as to Notes 2 and 3 which are as of August 8, 2001

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

The Company discusses sales and profit from operations in terms of its core instant business, digital products, other core products and non-core businesses. The core instant business consists of traditional instant camera and film products and newer instant camera and film products. The traditional camera and film products are larger instant formats consisting primarily of the 600 and Spectra series of instant cameras and film and other instant film formats used primarily for commercial applications while the newer camera and film formats are medium and smaller instant formats consisting primarily of JoyCam and I-Zone instant cameras and film. Digital products consist primarily of the PHOTOMAX line of digital cameras and other digital products. Other core products consist of unique ID products, medical imaging products, sunglasses, videotapes and conventional 35mm cameras and film. Non-core businesses consist of businesses exited by the Company.

The Company periodically evaluates its products to determine their relevance to the Company's long-term strategy. As a result of these evaluations, certain products may be reclassified among core products, other core products and non-core businesses. The Company has reclassified certain prior year information to conform with the current year presentation.

WORLDWIDE RESULTS FOR THE SECOND QUARTER OF 2001
  COMPARED WITH THE SECOND QUARTER OF 2000

NET SALES

In the second quarter of 2001, on a unit basis, worldwide shipments to customers of traditional cameras decreased approximately 10% and worldwide shipments to customers of traditional film decreased approximately 20% compared with the same period of 2000. In addition, worldwide shipments to customers of newer cameras decreased approximately 45% and worldwide shipments to customers of newer film decreased approximately 25% in the second quarter of 2001 compared with the second quarter of 2000. Worldwide shipments to customers of digital cameras increased approximately 5% in the second quarter of 2001 compared with the same period of 2000.

Worldwide net sales to customers decreased 31% to $333 million in the second quarter of 2001 from $486 million in the second quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras, other core products, digital products, newer film and traditional cameras. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in worldwide net sales. The decrease in sales of traditional and newer camera and film products in the second quarter of 2001 was caused by weakening economies and the negative impact of growing demand for digital and other media formats that compete with the Company's traditional camera and film products in all of the Company's Regions. The combination of these factors resulted in lower customer demand for the Company's products and retailers reducing their inventories of the Company's products. Worldwide net sales in the second quarter of 2000 included the impact of new instant camera and film product introductions in the Americas and European Regions.

In the Americas Region, on a unit basis, shipments to customers of traditional cameras and film each decreased approximately 15% in the second quarter of 2001 compared with the second quarter of 2000. In addition, shipments to customers of newer cameras decreased approximately 40% and shipments to customers of newer film decreased approximately 20% in the second quarter of 2001 compared with the same period of 2000. Shipments to customers of digital cameras were essentially the same in the second quarters of 2001 and 2000.

Net sales in the Americas Region decreased 28% to $225 million in the second quarter of 2001 from $311 million in the second quarter of 2000. The decrease in sales was due to lower sales of traditional film and, to a lesser degree, newer cameras, digital products, other core products, traditional cameras and newer film. The decrease in sales of traditional and newer camera and film products was caused by lower customer demand for these products. In addition to lower shipments, the Company liquidated, at lower prices, certain slow-moving or discontinued models and product lines.

In the European Region, on a unit basis, shipments to customers of traditional cameras decreased approximately 10% and shipments to customers of traditional film decreased approximately 30% in the second quarter of 2001 compared with the second quarter of 2000. In addition, shipments to customers of newer cameras decreased approximately 60% and shipments to customers of newer film decreased approximately 20% in the second quarter of 2001 compared with the same period of 2000.

Net sales in the European Region decreased 38% to $62 million in the second quarter of 2001 from $100 million in the second quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, other core products and newer cameras. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in sales in the Region. The decrease in sales of traditional and newer camera and film products was caused by lower customer demand for these products and retailers reducing their inventories of these products.

In the Asia Pacific Region, on a unit basis, shipments to customers of traditional cameras decreased approximately 15% and shipments to customers of traditional film decreased approximately 20% in the second quarter of 2001 compared with the second quarter of 2000. In addition, shipments to customers of newer cameras decreased approximately 50% and shipments to customers of newer film decreased approximately 40% in the second quarter of 2001 compared with the same period of 2000.

Net sales in the Asia Pacific Region decreased 38% to $46 million in the second quarter of 2001 from $75 million in the second quarter of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras and film. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in sales in the Region. The decrease in sales of traditional and newer camera and film products was caused by lower customer demand for these products and retailers reducing their inventories of these products.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide loss from operations in the second quarter of 2001 was $52 million compared with profit from operations of $51 million in the second quarter of 2000. The decrease was due to the impact of lower sales of traditional film products and digital products, higher manufacturing costs and, to a lesser degree, the impact of lower sales of newer cameras and film. The decreases were offset, in part, by lower spending on advertising and promotional activities and selling, general and administrative expenses.

In the second quarter of 2001, the Company's gross margin decreased to 28% of net sales compared with 46% of net sales in the second quarter of 2000. The decrease was caused by the impact of higher manufacturing costs in the second quarter of 2001 that were driven by reductions in the Company's production schedules, the impact of the Company liquidating certain slow-moving or discontinued models and product lines and the mix of products sold in the quarter.

Profit from operations in the Americas Region was $39 million in the second quarter of 2001 compared with $103 million in the second quarter of 2000. The decrease was due to the impact of lower sales of traditional film and digital products and, to a lesser degree, newer cameras and film. In addition to the impact of lower shipments, the Company liquidated, at lower prices, certain slow-moving or discontinued models and product lines. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Profit from operations in the European Region was $2 million in the second quarter of 2001 compared with $15 million in the second quarter of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, the unfavorable impact of foreign exchange. The decreases were offset, in part, by lower spending on advertising and promotional activities and selling, general and administrative expenses.

Profit from operations in the Asia Pacific Region was $10 million in the second quarter of 2001 compared with $20 million in the second quarter of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, newer cameras and film. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Global Operations costs were $51 million in the second quarter of 2001 compared with $26 million in the second quarter of 2000. The increase in Global Operations costs related to higher manufacturing costs in the second quarter of 2001 that were driven by the inefficiencies of reduced production schedules.

Research and Development costs were $17 million in the second quarter of 2001 compared with $19 million in the second quarter of 2000.

Corporate costs were $36 million in the second quarter of 2001 compared with $42 million in the second quarter of 2000. The decrease was due primarily to lower general and administrative expenses.

Other income was $25 million in the second quarter of 2001 compared with $12 million in the same period of 2000. In the second quarter of 2001, other income included gains of approximately $18 million related to the sale of the Company's 56-acre reservoir site in Waltham, Massachusetts and approximately $7 million related to a distribution on the Company's investment in a joint venture developing certain real estate in Cambridge, Massachusetts. In the second quarter of 2000, other income included $10 million of gains on the sale of real estate.

Interest expense increased to $25 million in the second quarter of 2001 compared with $21 million in the second quarter of 2000. The increase was due to higher average amounts of debt outstanding during the period offset, in part, by lower average interest rates.

Income tax expense in the second quarter of 2001 was $59 million on a reported loss before income taxes of $51 million. Income tax expense recorded in the second quarter of 2001 included a charge of approximately $53 million for the establishment of a valuation allowance against certain deferred tax assets. The valuation allowance, which reduced the deferred tax asset, was recorded because the Company has determined that it is "more likely than not" that some portion of the deferred tax benefits will not be realized over a reasonable period of time. In the second quarter of 2000, the Company recorded income tax expense of $14 million or 35% of reported earnings before income taxes of $41 million.

In the second quarter of 2001, the Company recorded a net loss of $110 million, or $2.36 basic loss per common share compared with a net earnings of $27 million or $.59 basic earnings per common share in the second quarter of 2000. Diluted earnings/loss per common share was the same as basic earnings/loss per common share in the first quarter of 2001 and 2000.

WORLDWIDE RESULTS FOR THE FIRST SIX MONTHS OF 2001
  COMPARED WITH THE FIRST SIX MONTHS OF 2000

NET SALES

In the first half of 2001, on a unit basis, worldwide shipments to customers of traditional cameras decreased approximately 4% and worldwide shipments to customers of traditional film decreased approximately 20% compared with the same period of 2000. In addition, worldwide shipments to customers of newer cameras decreased approximately 30% and worldwide shipments to customers of newer film decreased approximately 5% in the first half of 2001 compared with the first half of 2000. Worldwide shipments to customers of digital cameras increased approximately 3% in the first half of 2001 compared with the same period of 2000.

Worldwide net sales to customers decreased 25% to $664 million in the first half of 2001 from $888 million in the first half of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras, other core products, digital products, and traditional cameras. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in worldwide sales. The decrease in sales of traditional and newer camera and film products in the first half of 2001 was caused by weakening economies and the negative impact of growing demand for digital and other media formats which compete with the Company's traditional camera and film products in all of the Company's Regions. The combination of these factors resulted in lower customer demand for the Company's products and retailers reducing their inventories of the Company's products.

In the Americas Region, on a unit basis, shipments to customers of traditional cameras increased approximately 3% and shipments of instant film decreased approximately 15% in the first half of 2001 compared with the first half of 2000. In addition, shipments to customers of newer cameras decreased approximately 10% and shipments to customers of newer film increased approximately 15% in the first half of 2001 compared with the same period of 2000. Shipments to customers of digital cameras decreased approximately 3% in the first half of 2001 compared to the same period in 2000.

Net sales in the Americas Region decreased 18% to $450 million in the first half of 2001 from $549 million in the first half of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, other core products, digital products, newer cameras and traditional cameras. These decreases were offset, to a lesser degree, by higher sales of newer film. The decrease in sales of traditional camera and film products and newer cameras was caused by lower customer demand for these products and retailers reducing their inventories of these products. In addition to lower shipments, the Company liquidated, at lower prices, certain slow-moving or discontinued models and product lines.

In the European Region, on a unit basis, shipments to customers of traditional cameras decreased approximately 5% and shipments to customers of traditional film decreased approximately 30% in the first half of 2001 compared with the first half of 2000. In addition, shipments to customers of newer cameras decreased approximately 60% and shipments to customers of newer film decreased approximately 20% in the first half of 2001 compared with the same period of 2000.

Net sales in the European Region decreased 34% to $124 million in the first half of 2001 from $186 million in the first half of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras and other core products. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in sales in the Region. The decrease in sales of traditional film and newer camera and film products was caused by lower customer demand for these products and retailers reducing their inventories of these products.

In the Asia Pacific Region, on a unit basis, shipments to customers of traditional cameras and film decreased approximately 25% in the first half of 2001 compared with the first half of 2000. In addition, shipments to customers of newer cameras decreased approximately 40% and shipments to customers of newer film decreased approximately 30% in the first half of 2001 compared with the same period of 2000.

Net sales in the Asia Pacific Region decreased 41% to $91 million in the first half of 2001 from $153 million in the first half of 2000. The decrease was due to lower sales of traditional film and, to a lesser degree, newer cameras and film, other core products and traditional cameras. In addition, but to a lesser degree, the unfavorable impact of foreign exchange also contributed to the decrease in sales in the Region. The decrease in sales of traditional and newer camera and film products was caused by lower customer demand for these products and retailers reducing their inventories of these products.

PROFIT/(LOSS) FROM OPERATIONS

Worldwide loss from operations in the first half of 2001 was $170 million compared with profit from operations of $60 million in the first half of 2000. Worldwide loss from operations in the first half of 2001 included $80 million for restructuring and other charges recorded in the first quarter of 2001. Refer to the section titled "Restructuring and Other Charges" for information concerning these charges. In addition to restructuring and other charges, the decrease in profit from operations was due primarily to the impact of lower sales of traditional film products and, to a lesser degree digital products. Higher manufacturing costs and the impact of lower sales of newer camera and film products and traditional cameras also contributed to the decrease in profit from operations. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

In the first half of 2001, the Company's gross margin decreased to 31% of net sales compared with 45% of net sales in the first half of 2000. The decrease was caused by the impact of higher manufacturing costs in the first half of 2001 that were driven by reductions in the Company's production schedules, the mix of products sold in the quarter and, to a lesser degree, the impact of the Company liquidating certain slow-moving or discontinued models and product lines.

Profit from operations in the Americas Region was $88 million in the first half of 2001 compared with $166 million in the first half of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, digital products and traditional and newer cameras. In addition the impact of lower shipments, the Company liquidated, at lower prices, certain slow-moving or discontinued models and product lines. The decreases were offset, in part, by lower spending on advertising and promotional activities and selling, general and administrative expenses.

Profit from operations in the European Region was $1 million in the first half of 2001 compared with $25 million in the first half of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, the unfavorable impact of foreign exchange. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Profit from operations in the Asia Pacific Region was $15 million in the first half of 2001 compared with $42 million in the first half of 2000. The decrease was due to the impact of lower sales of traditional film and, to a lesser degree, newer film and cameras. The decreases were offset, in part, by lower spending on selling, general and administrative expenses and advertising and promotional activities.

Global Operations costs were $79 million in the first half of 2001 compared with $50 million in the first half of 2000. The increase in Global Operations costs related to higher manufacturing costs in the first half of 2001 that were driven by the inefficiencies of reduced production schedules.

Research and Development costs were $39 million in the first half of 2001 compared with $40 million in the first half of 2000.

Corporate costs were $155 million in the first half of 2001 compared with $83 million in the first half of 2000. The increase was due to restructuring and other charges of $80 million recorded in the first quarter of 2001 offset, in part, by lower general and administrative expenses.

Other income was $27 million in the first half of 2001 compared with $20 million in the same period of 2000. In the first half of 2001, other income included gains of approximately $18 million on the sale of real estate and approximately $7 million related to a distribution on the Company's investment in a joint venture developing certain real estate in Cambridge, Massachusetts. In the first half of 2000, other income included $13 million of gains on the sale of real estate and, to a lesser degree, gains on the sale of investments.

Interest expense increased to $48 million in the first half of 2001 compared with $41 million in the first half of 2000. The increase was due to higher average amounts of debt outstanding during the period offset, in part, by lower average interest rates.

Income tax expense in the first half of 2001 was $10 million on a reported loss before income taxes of $191 million. Income tax expense recorded in the first half of 2001 included a charge of approximately $53 million for the establishment of a valuation allowance against certain deferred tax assets. The valuation allowance, which reduced the deferred tax asset, was recorded because the Company has determined that it is "more likely than not" that some portion of the deferred tax benefits will not be realized over a reasonable period of time. In the first half of 2000, the Company recorded income tax expense of $14 million or 35% of reported earnings before income taxes of $39 million.

In the first half of 2001, the Company recorded a net loss of $201 million, or $4.35 basic loss per common share compared with a net earnings of $25 million or $.56 basic earnings per common share in the first half of 2000. Diluted earnings/loss per common share was the same as basic earnings/loss per common share in the first half of 2001 and 2000.

RESTRUCTURING AND OTHER CHARGES

In June 2001, the Company announced a major global restructuring designed to reduce its costs and improve its cash flows. This announcement was in addition to the 2001-Q1 Program (defined below) under which the Company recorded $80 million of restructuring and other charges. In connection with its latest announcement, the Company expects to record a series of pre-tax restructuring and other charges beginning in the third quarter of 2001 and continuing through 2002. The series of charges (collectively, the "June 2001 Program") will be allocated to the non-segment Corporate category and are expected to range between $150 million and $175 million. The June 2001 Program will consist of severance costs related to an involuntary severance program under which the Company will eliminate approximately 2,000 positions, asset write-offs primarily related to the reconfiguration of the Company's Global Operations segment and exit costs related to certain of the Company's operations that will be restructured. The Company believes approximately 50% of the positions to be eliminated under the June 2001 Program will be from the Global Operations segment, approximately 33% from the regional sales and marketing segments and the remainder from the Research and Development segment and the non-segment Corporate category.

In the first quarter of 2001, the Company recorded restructuring and other charges of $80 million which consisted of severance costs and impairment charges related to certain long-lived assets and an intangible asset. These charges (collectively, the "2001-Q1 Program") were allocated to the non-segment Corporate category and were undertaken to reduce overhead costs and realign the Company's resources.

Approximately $50 million of the charges recorded in the first quarter of 2001 for the 2001-Q1 Program related to an involuntary severance program under which approximately 950 employees (consisting of sales and marketing employees in the regional segments: Americas - 14%; European - 6%; Asia Pacific - 3%; manufacturing employees in Global Operations - 49%; research and engineering employees in Research and Development - 14%; and administrative employees in the non-segment Corporate category - 14%), are expected to leave the Company. Approximately 600 of the expected 950 terminations under the 2001-Q1 Program had occurred in the first half of 2001 with the remaining terminations expected to be substantially complete by the end of 2001. Approximately $13 million of cash payments had been made to employees that left the Company under the 2001-Q1 Program in the first half of 2001, with the remaining cash severance payments of approximately $33 million expected to be substantially complete by the end of the first quarter of 2002. Of the total amount provided for severance approximately $4 million related to pension curtailment costs. The major impact of the 2001-Q1 Program on the Company's segments and the non-segment Corporate category will be the reduction in the number of employees and, as a result, streamlined overhead structures and a reduction in the Company's excess manufacturing capacity.

In addition to severance costs, the asset impairment portion of the 2001-Q1 Program totaled approximately $30 million in the first quarter of 2001. Of this amount, approximately $12 million related to assembly equipment that was used to produce other core products but will be scrapped because the Company has decided to out-source the manufacture of these products. Approximately $11 million of the write-offs related to surplus instant film assembly equipment, primarily related to certain newer core products, that will either be abandoned in place or scrapped based on a strategic decision to consolidate manufacturing operations. The write-offs also included approximately $7 million of goodwill that related to a non-strategic software company that was determined to be impaired.

Under the 2001-Q1 Program, the Company expects to realize cost savings of approximately $60 million on an annualized basis after the savings are fully realized. The Company expects to realize additional cost savings of between $175 million and $200 million after the savings are fully realized under the June 2001 Program. The Company has begun to realize some of the savings under the 2001-Q1 Program and expects to realize the full savings from the 2001-Q1 Program by the end of 2002 and the full savings from the June 2001 Program by the end of 2003.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $94 million at July 1, 2001 and $97 million at December 31, 2000. Net cash used in operating activities was $33 million in the first half of 2001. The net loss, adjusted for non-cash items (i.e. depreciation, gains on the sale of real estate and other non-cash items) and restructuring charges decreased cash flow from operations by $72 million, and a decrease in accounts payable and accruals reduced cash flow from operations by an additional $105 million. The decreases were offset, in part, by a $144 million decrease in accounts receivable and a $34 million decrease in inventories. Net cash provided by investing activities was $20 million in the first half of 2001 and related to $54 million of proceeds from the sale of property, plant and equipment offset by $33 million of capital spending. Net cash provided by financing of $12 million in the first half of 2001 related to an increase in the amount of short-term debt outstanding.

Working capital, defined as current assets less current liabilities, was $38 million at July 1, 2001 and $325 million at December 31, 2000. Excluding the restructuring charges recorded in the first quarter of 2001 and the reclassification of $150 million of debt from long-term to short-term because it is due in less than twelve months, working capital, as adjusted, was $238 million at July 1, 2001. The decrease in working capital, as adjusted, relates to decreases in accounts receivable and inventory offset, in part, by decreases in accounts payable and accruals and compensation and benefits.

The decrease in accounts receivable was the result of lower sales in the first half of 2001 compared with the first half of 2000 and the Company's focused collection efforts during the first half of 2001. Inventories, which are also part of the Company's focus to improve cash flow, decreased because of reductions in production schedules and the liquidation of certain slow-moving or discontinued models and product lines. The decrease in accounts payable and accruals relates to cost cutting initiatives and reduced production schedules implemented in the first half of 2001. The decrease in compensation and benefits, excluding the impact of restructuring charges, relates to reduced headcount caused by employees that left the Company in the first half of 2001 under the 2001-Q1 Program.

In the second quarter of 2001, the Company sold its 56-acre reservoir site in Waltham, Massachusetts for approximately $69 million. As part of the sale agreement, the Company entered into a lease for certain portions of the reservoir site for periods of up to seven years. As a result, receipt of approximately $15 million of the sales price was deferred and will be released to the Company, over the term of the lease, as certain conditions are met. A portion of the net cash proceeds from the sale were used by the Company to repay outstanding borrowings under the Amended Credit Agreement. In addition, the Company received a cash distribution of approximately $12 million from a real estate joint venture developing certain real estate in Cambridge, Massachusetts.

In the first half of 2001, capital spending totaled $33 million compared with $67 million for the same period of 2000. The decrease, which is consistent with the Company's goal to reduce capital spending from $129 million in 2000 to approximately $80 million in 2001, was due to lower spending on manufacturing capacity related to the Company's newer camera and film products and the Company's enterprise-wide software system.

At July 1, 2001, the Company had $525 million outstanding in short-term debt and $424 million outstanding in long-term debt. The amount of short-term debt outstanding was comprised of $310 million under the Amended Credit Agreement, $47 million under the U.K. Credit Agreement, $150 million under its 6 3/4% Notes due January 15, 2002 (the "2002 Notes") and $18 million under uncommitted short-term lines of credit. The amount of long-term debt outstanding was comprised of $275 million under its 11 1/2% Notes due February 15, 2006 (the "2006 Notes") and $149 million under its 7 1/4% Notes due January 15, 2007 (the "2007 Notes" and, with the 2002 Notes and the 2006 Notes, collectively, the "Notes").

The Company's domestic credit agreement (as amended, the "Amended Credit Agreement") initially provided for a maximum commitment of $350 million on a revolving basis and is scheduled to mature on December 31, 2001. In connection with the Amended Credit Agreement and the waivers to it, which are summarized below, the Company granted the lenders under the Amended Credit Agreement a first security interest in substantially all of the Company's domestic personal property and mortgages on certain real estate, except for principal properties, in each case, as permitted by the indentures pursuant to which the Notes were issued. Funds borrowed under the Amended Credit Agreement initially bore interest, at the Company's option, at either the prime rate of J.P. Morgan Chase & Co. ("Prime") plus a margin or LIBOR on euro-dollar loans plus a margin. The margins ranged from 0% to 1.275% for prime based loans and from .190% to 2.275% for euro-dollar loans based on the Company's credit rating. In addition, the Company has paid the lenders a facility fee ranging from .085% to .725% depending on the Company's credit rating, a commitment fee on unused commitments ranging from 0% to .025% depending on the Company's credit rating and a fee to the administrative agent.

The credit agreement of the Company's wholly-owned subsidiary, Polaroid U.K. Limited, for which the Company acts as a guarantor (as amended, the "U.K. Credit Agreement") initially provided for a maximum commitment of 72.5 million euros and is scheduled to mature on December 31, 2001. In connection with the U.K. Credit Agreement and the waivers to it, which are summarized below, Polaroid U.K. Limited granted the lenders a security interest in certain of its and the Company's other subsidiaries' accounts receivable and inventories. Funds borrowed under the U.K. Credit Agreement initially bore interest at approximately 25 basis points higher than that paid for euro-dollar loans under the Amended Credit Agreement. In addition, the Company initially paid a facility fee ranging from .085% to .75% depending on the Company's credit rating, an arrangement fee and a fee to the administrative agent.

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

On February 16, 2001, the Company entered into a waiver with the lenders under the Amended Credit Agreement and the U.K. Credit Agreement, each of which has been amended and supplemented a number of times since then, most recently on July 12, 2001. The waivers, as extended by the amendments and supplements, expire on October 12, 2001. The waivers waive, until their expiration date, existing defaults and potential defaults of the Debt/EBITDA Ratio and Interest Coverage Ratio and any events of default under the Amended Credit Agreement and the U.K. Credit Agreement that will result from the Company's failure to make the scheduled interest payments on any series of Notes (described below), so long as either (1) the Company does not make any of the July 15, 2001 or August 15, 2001 interest payments or (2) the trustee under the indentures pursuant to which any series of Notes were issued or persons purporting to constitute holders of at least 25% of the outstanding principal amount of any series of the Notes do not accelerate the maturity of their Notes or commence legal proceedings to collect unpaid interest on their Notes.

Under the waiver to the Amended Credit Agreement:

         o the maximum available borrowings are limited to $316 million, but the Company expects the limit will increase by approximately $800,000 per month, not to exceed $7 million, as the Company makes payments on the lease it entered into in connection with the sale of its 56-acre reservoir site in Waltham, Massachusetts less any cash the Company receives from the buyer in connection with the deferred portion of the purchase price;

         o additional covenants restrict, among other things, the Company's ability to make certain capital expenditures, make certain payments for the repurchase of stock or dividends to shareholders, make certain interest payments, enter into certain hedging transactions and make certain acquisitions and investments;

         o additional covenants also require the Company to maintain certain minimum cash flow amounts, increase the Company's reporting obligations to the lenders, provide security interests in substantially all of the Company's domestic personal property and mortgages on certain real estate, except for principal properties, in each case, as permitted by the indentures pursuant to which the Notes were issued and require the Company to commence preparation of a plan of restructuring of its capital structure; and

         o during the waiver period of July 12, 2001 through October 12, 2001, borrowings will bear interest, at the Company's option, at either Prime plus 2.525% or LIBOR plus 3.525% regardless of the Company's credit rating and, the Company will pay the lenders a facility fee of .725%, a commitment fee on unused commitment of .025% and a fee to the administrative agent.

Under the waiver to the U.K. Credit Agreement:

         o the maximum available borrowings are limited to 57 million euros or approximately $49 million at July 1, 2001;

         o many of the additional covenants contained in the waiver to the Amended Credit Agreement were incorporated into the waivers under the U.K. Credit Agreement and the Company expects to provide a security interest in substantially all of the personal property and real estate of Polaroid U.K. Limited; and

         o during the waiver period of July 12, 2001 through October 12, 2001, borrowings will bear interest at LIBOR plus 3.5% regardless of the Company's credit rating and the Company will pay the lenders a facility fee of .75%, an arrangement fee and a fee to the administrative agent.

At July 1, 2001, the weighted average interest rate on amounts outstanding under the Amended Credit Agreement was approximately 7.9% and the weighted average interest rate on amounts outstanding under the U.K. Credit Agreement was approximately 6.8%.

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

On July 16, 2001, the Company did not make scheduled interest payments totaling $10.5 million on its 2002 Notes and its 2007 Notes and, on August 15, 2001, will not make a scheduled interest payment of $15.8 million on its 2006 Notes. The failure to make the interest payments on the 2002 Notes and 2007 Notes constituted defaults under the indenture pursuant to which the 2002 Notes and 2007 Notes were issued. Under the indenture governing the 2002 Notes and 2007 Notes, because the defaults will not be cured within 30 days of their occurrence, the defaults will become events of default under the indenture, which will give the holders of the 2002 Notes and the 2007 Notes the right to accelerate the maturity of all principal and past due interest on the 2002 Notes and the 2007 Notes, which aggregated $310.5 million at July 15, 2001. The failure to cure the default under the 2006 Notes within 30 days of August 15, 2001 will similarly give rise to an event of default under the indenture pursuant to which the 2006 Notes were issued, which will give the holders of the 2006 Notes the right to accelerate the maturity of all principal and past due interest on the 2006 Notes, which aggregated $288.2 million at July 15, 2001. Holders of the Notes also have the right to sue the Company to collect interest that is accrued and unpaid when due and payable. When the defaults regarding the 2002 Notes and 2007 Notes become events of default, these payment defaults will also result in events of default under the indenture pursuant to which the 2006 Notes were issued, the Amended Credit Agreement and the U.K. Credit Agreement under the cross-default provisions in those agreements. While these defaults under the Amended Credit Agreement and U.K. Credit Agreement have been waived by the lenders thereunder through October 12, 2001, the holders of the 2006 Notes may accelerate the maturity of their obligations.

In addition, the indenture governing the 2006 Notes, the Amended Credit Agreement and the U.K. Credit Agreement contain certain cross-acceleration provisions, allowing these holders or lenders, under certain circumstances, to accelerate the maturity of the obligations owed to them if other holders or lenders do the same. The Company has not received notice that any holder of the Notes has taken action or notified the Company that it will take action, to enforce its rights or remedies against the Company as a result of the defaults described above.

The Company has announced its intent to negotiate with the holders of the Notes regarding a potential restructuring of the Company's debt with the objective of developing a capital structure that is more consistent with and will better support the Company's long-term business objectives. The Company is pursuing this debt restructuring plan but is unable to predict when or if it will be accepted by the holders of the Notes and, if applicable, the lenders under the Amended Credit Agreement and the U.K. Credit Agreement. If either (1) the Company makes any of the July 15, 2001 or August 15, 2001 interest payments or (2) the trustee under the indentures pursuant to which any series of the Notes were issued or if persons purporting to constitute holders of at least 25% of the outstanding principal amount of any series of Notes accelerate the maturity of their Notes and unpaid interest on the Notes or seek legal action to collect the unpaid interest, then the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In that event, the Company does not expect it could meet its accelerated payment obligations.

The Company is involved in on-going discussions with its bank lenders to extend the existing waivers to the Amended Credit Agreement and the U.K. Credit Agreement beyond their current expiration date of October 12, 2001, to allow the Company more time to develop and seek agreement from its creditors regarding a debt restructuring plan and to refinance and/or restructure the Amended Credit Agreement and the U.K. Credit Agreement. If the Company is unsuccessful in its negotiations with its existing bank lenders, the lenders will have the right to demand repayment of their loans when the waivers expire, because the Company will then be in default under the Amended Credit Agreement and the U.K. Credit Agreement. There can be no assurance that the Company's existing bank lenders will agree to extend the waivers beyond October 12, 2001 or that the trustee or the holders of any series of Notes will not accelerate the maturity of their Notes or seek legal action to collect the unpaid interest as described above. If either (1) the holders of the any series of Notes were to accelerate the maturity of their Notes or seek legal action to collect unpaid interest or (2) the Company were to make any of the July 15, 2001 or August 15, 2001 interest payments, the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In its current financial condition, the Company does not expect that it could raise the required funds to repay outstanding borrowings under or refinance the Amended Credit Agreement and the U.K. Credit Agreement if the lenders demand repayment of their loans under these agreements.

At this time, the Company is considering all of its options regarding how to refinance and/or restructure its outstanding debt and capital structure, including by a consensual, negotiated restructuring and/or other possible methods, and is exploring a number of strategic alternatives that could include the sale of assets, a merger of sale of the Company and/or a strategic partnership. On July 11, 2001, the Company announced that it has retained financial and legal advisors to assist it in conducting these negotiations.

The following is a summary of the Company's credit ratings as of August 5, 2001:


                                               CORPORATE                SENIOR UNSECURED
                                             CREDIT RATING                DEBT RATING
                                         --------------------------------------------------
Fitch Inc.                                        DDD                          D
Moody's Corporation                               Caa1                         Ca
Standard & Poor's Rating Service                   D                           D

In 2001, the Company's corporate credit ratings were downgraded four times by Fitch Inc. ("Fitch") from BB to DDD, twice by Moody's Corporation ("Moody's") from Ba2 to Caa1 and four times by Standard & Poor's Rating Service ("S&P") from BB- to D. In addition, the Company's senior unsecured debt ratings were downgraded four times by Fitch from BBB- to D, three times by Moody's from Ba3 to Ca and four times by S&P from B+ to D. Each of the rating agencies noted above have a negative outlook for the Company's corporate credit rating and its senior unsecured debt rating.

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

To minimize the impact of currency fluctuations on its net monetary assets denominated in currencies other than the relevant functional currency ("nonfunctional currencies") the Company engages in nonfunctional currency denominated borrowings. The Company determines the aggregate amount of such borrowings based on forecasts of each entity's nonfunctional currency denominated net monetary asset position and the relative strength of the functional currencies compared with the nonfunctional currencies. These borrowings create nonfunctional currency denominated liabilities that hedge the Company's nonfunctional currency denominated net monetary assets. Upon receipt of the borrowed nonfunctional currency denominated funds, the Company converts those funds to the functional currency at the spot exchange rate. Exchange gains and losses on the nonfunctional currency denominated borrowings are recognized in earnings as incurred. The amount of the Company's outstanding short-term debt incurred for hedging purposes was $65 million at July 1, 2001.

Alternatively, the Company may use forward exchange contracts to minimize the impact of currency fluctuations on its net monetary assets denominated in nonfunctional currencies. The term of these contracts typically does not exceed six months and the Company does not enter into forward exchange contracts for trading purposes. The notional value of the Company's outstanding forward exchange contracts at July 1, 2001, all of which expire in the next three months, totaled $35 million and consisted of $11 million of forward exchange contracts denominated in euros and $24 million of forward exchange contracts denominated in other foreign currencies.

The Company has limited flexibility to increase prices in local currencies and offset the adverse impact of foreign exchange. As a result, the Company purchases U.S. dollar call/foreign currency put options with the objective of minimizing the impact of exchange rate risk related to a portion of its forecasted foreign-currency denominated intercompany sales. The term of purchased options typically does not exceed 18 months and all of the option contracts outstanding at July 1, 2001 will expire in the next twelve months. The Company does not write options or purchase options for trading purposes. At July 1, 2001, the notional value of the Company's outstanding option contracts totaled $133 million, consisting of $67 million of option contracts denominated in euros and $66 million of option contracts denominated in Japanese yen.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements in this report, including those under "Financial Liquidity and Capital Resources" above, may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). These statements may be identified by the use of forward-looking words or phrases such as "expect", "anticipate", "plan", "intend", "will", "estimate", "potential", "strategy" and "forecast" among others. The Company desires to take advantage of the "safe harbor" provisions of the Act. Many of the important factors below have been discussed in prior filings by the Company with the Securities and Exchange Commission. The Company therefore cautions shareholders and investors that actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors which include, but are not limited to the Company's ability:

         o to refinance, restructure and/or extend the maturities of its existing credit facilities, which mature on December 31, 2001, and the Company's outstanding Notes and, to negotiate new terms of these facilities and Notes to allow the Company to operate with less debt, but with sufficient liquidity and operating flexibility, so that it can continue to implement its business strategy;

         o to cure the events of default under the indenture governing the 2002 Notes and 2007 Notes, which will arise in the third quarter of 2001 from the Company's failure to make scheduled interest payments on these Notes, and to cure the event of default under the indenture governing the 2006 Notes which will likely arise on September 15, 2001, following the Company's failure to make a scheduled interest payment on the 2006 Notes, which will give the trustee and the holders of the Notes the right to accelerate the maturity of the Notes and commence legal proceedings to collect the unpaid interest on the Notes, which cause the waivers of these agreements to lapse;

         o to manage the Company's relationships with its creditors, including the holders of the Notes, bank lenders, and vendors, employees and customers given its current financial condition;

         o to access alternative sources of financing if it is unable to refinance, restructure and/or renegotiate the Amended Credit Agreement and the U.K. Credit Agreement in order to finance the implementation of its business strategy and short-term liquidity needs;

         o to limit the amount of time that the Company's senior management must devote to negotiating the restructuring, refinancing and/or extending the maturities of its debt agreements and pursuing strategic alternatives so that management will have time to focus on the implementation of the Company's financial and business strategies;

         o to retain a number of key senior managers and other employees and to be able to attract and retain qualified senior managers and other employees who can implement the Company's financial and business strategies;

         o to avoid continuing periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures, research and development costs and financing commitments;

         o to implement its business strategies of reducing costs and improving cash flow; manage the instant imaging business for cash and profitability and develop its instant digital printing and other digital products, which will require, among other things:

                  - further reducing costs, which may prove challenging for several reasons, including the fact that the Company has already undergone several restructurings and several quarters in which it has already realized significant efficiencies, while continuing to support the development of its instant digital printing business;
                  - maximizing the profitability of and cash flow from the Company's instant imaging business, which includes anticipating which of its current and new instant imaging products will be most profitable in the short-term and phasing out less profitable instant imaging products; and
                  - continuing to develop and market instant digital printing products profitably, including the development of partnerships and alliances with other companies, which may prove challenging given the Company's financial condition, and by anticipating and responding to trends in the rapidly changing, competitive and costly digital imaging market;

         o to compete successfully in the instant imaging market against larger and stronger competitors like Fuji Photo Film Co., Ltd. ("Fuji"), and in the digital imaging market against competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Cannon U.S.A., Inc. and Sony Corporation;

         o to retain its top customers and limit the Company's vulnerability to general adverse economic conditions, particularly the current economic slow-down, and the impact of digital and other competing media formats which has resulted in lower customer demand for the Company's products and retailers reducing their inventories;

         o to increase its ability to compete with competitors that are less leveraged and have greater financial and other resources; increase its ability to fund future working capital needs, capital expenditures, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates;

         o to sell and market its products worldwide particularly in light of the major risks associated with worldwide operations such as various local laws and customs and the Company's exposure to fluctuation of foreign exchange rates, particularly the Japanese yen and euro;

         o to retain certain sole source suppliers, or find timely alternatives, for raw materials, supplies and finished goods necessary for the manufacture and sale of its products, including chemicals, polyester film base, specialty paper and certain components;

         o to find suitable manufacturers to which the Company can outsource the manufacture of certain products;

         o to develop and continue to protect ownership of, and license as appropriate, valuable intellectual property rights; and

         o to comply with the large number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials.

There can be no assurance that the Company will be successful in accomplishing its objectives and meeting the challenges summarized above. If the Company is not successful, the Company's business and results of operations could be materially, negatively impacted.

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

Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Company cannot firmly establish its ultimate liability concerning those sites. In each case in which the Company is able to determine the likely exposure, such amount has been included in the Company's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Company has included in its reserve at least the minimum amount of the range. The Company's aggregate reserve for these liabilities was $.8 million as of July 1, 2001 and the Company currently estimates that the majority of the reserve will be payable over the next two to three years. The Company reviews the analysis of the data that supports the adequacy of this reserve on a quarterly basis. The reserve for such liability does not provide for associated litigation costs, which, if any, are expected to be inconsequential in comparison with the amount of the reserve. The Company will continue to accrue in its reserve appropriate amounts from time to time as circumstances warrant. This reserve does not take into account potential recoveries from third parties.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a)  Not applicable.

b) Not applicable.

c) Not applicable.

d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On July 16, 2001, the Company did not make scheduled interest payments totaling $10.5 million on its 6 3/4% Notes due January 15, 2002 (the "2002 Notes") and its 7 1/4% Notes due January 15, 2007 (the "2007 Notes") and, on August 15, 2001, will not make a scheduled interest payment of $15.8 million on its 11 1/2% Notes due February 15, 2006 (the "2006 Notes" and, with the 2002 Notes and the 2007 Notes, collectively, the "Notes"). The failure to make the interest payments on the 2002 Notes and 2007 Notes constituted a default under the indenture pursuant to which the 2002 Notes and 2007 Notes were issued. Under the indenture governing the 2002 Notes and 2007 Notes, because the defaults will not be cured within 30 days of their occurrence, the defaults will become events of default under the indenture, which will give the holders of the 2002 Notes and the 2007 Notes the right to accelerate the maturity of all principal and past due interest on the 2002 Notes and the 2007 Notes, which aggregated $310.5 million at July 15, 2001. The failure to cure the default under the 2006 Notes within 30 days of August 15, 2001 will similarly give rise to an event of default under the indenture pursuant to which the 2006 Notes were issued, which will give the holders of the 2006 Notes the right to accelerate the maturity of all principal and past due interest on the 2006 Notes, which aggregated $288.2 million at July 15, 2001. Holders of the Notes also have the right to sue the Company to collect interest that is accrued and unpaid when due and payable. When the defaults regarding the 2002 Notes and 2007 Notes become events of default, these payment defaults will also result in events of default under the indenture pursuant to which the 2006 Notes were issued, the Company's domestic credit agreement (as amended, the "Amended Credit Agreement") and the credit agreement of the Company's wholly-owned subsidiary, Polaroid U.K. Limited, for which the Company acts as a guarantor (as amended, the "U.K. Credit Agreement") under the cross-default provisions in those agreements. While these defaults under the Amended Credit Agreement and U.K. Credit Agreement have been waived by the lenders thereunder through October 12, 2001, the holders of the 2006 Notes may accelerate the maturity of their obligations. In addition, the indenture governing the 2006 Notes, the Amended Credit Agreement and the U.K. Credit Agreement contain certain cross-acceleration provisions, allowing these holders or lenders, under certain circumstances, to accelerate the maturity of the obligations owed to them if other holders or lenders do the same. The Company has not received notice that any holder of the Notes has taken action or notified the Company that it will take action, to enforce its rights or remedies against the Company as a result of the defaults described above.

The Company has announced its intent to negotiate with the holders of the Notes regarding a potential restructuring of the Company's debt with the objective of developing a capital structure that is more consistent with and will better support the Company's long-term business objectives. The Company is pursuing this debt restructuring plan but is unable to predict when or if it will be accepted by the holders of the Notes and, if applicable, the lenders under the Amended Credit Agreement and the U.K. Credit Agreement. If either (1) the Company makes any of the July 15, 2001 or August 15, 2001 interest payments or
(2) the trustee under the indentures pursuant to which any series of the Notes were issued or if persons purporting to constitute holders of at least 25% of the outstanding principal amount of any series of Notes accelerate the maturity of their Notes and unpaid interest on the Notes or seek legal action to collect the unpaid interest, then the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In that event, the Company does not expect it could meet its accelerated payment obligations.

The Company is involved in on-going discussions with its bank lenders to extend the existing waivers to the Amended Credit Agreement and the U.K. Credit Agreement beyond their current expiration date of October 12, 2001, to allow the Company more time to develop and seek agreement from its creditors regarding a debt restructuring plan and to refinance and/or restructure the Amended Credit Agreement and the U.K. Credit Agreement. If the Company is unsuccessful in its negotiations with its existing bank lenders, the lenders will have the right to demand repayment of their loans when the waivers expire, because the Company will then be in default under the Amended Credit Agreement and the U.K. Credit Agreement. There can be no assurance that the Company's existing bank lenders will agree to extend the waivers beyond October 12, 2001 or that the trustee or the holders of any series of Notes will not accelerate the maturity of their Notes or seek legal action to collect the unpaid interest as described above. If either (1) the holders of any series of Notes were to accelerate the maturity of their Notes and unpaid interest on the Notes or seek legal action to collect unpaid interest or (2) the Company were to make any of the July 15, 2001 or August 15, 2001 interest payments, the waivers to the Amended Credit Agreement and the U.K. Credit Agreement would lapse. In its current financial condition, the Company does not expect that it could raise the required funds to repay outstanding borrowings or refinance the Amended Credit Agreement and the U.K. Credit Agreement if the lenders demand repayment of their loans under these agreements.

The Company has retained financial and legal advisors to assist it in conducting the negotiations described above, considering its refinancing and restructuring options and exploring a number of strategic alternatives, including the sale of assets, a merger or sale of the Company and/or a strategic partnership. See "Financial Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of Polaroid Corporation was held on May 8, 2001. The owners of 39,701,725 shares, or approximately 85% of the shares of common stock entitled to vote at this meeting, were present either in person or represented by proxy. The following were the voting results for the meeting:

         o the stockholders elected the nominated slate of directors to hold office until the next annual meeting with the following votes:


                                                             VOTED               WITHHELD
                                                      --------------------------------------
                  Gary T. DiCamillo                        34,019,159          5,682,566
                  Stephen A. Bernazzani                    34,481,186          5,220,539
                  Stephen B. Kaufman                       34,538,140          5,163,585
                  John W. Loose                            34,498,902          5,202,823
                  Albin F. Moschner                        34,456,799          5,244,926
                  Alfred Poe                               34,449,700          5,252,025
                  Dr. Ralph Z. Sorenson                    34,454,255          5,247,470
                  Carole F. St. Mark                       34,482,830          5,218,895
                  Bernee D.L. Strom                        34,424,586          5,277,139
                  Alfred M. Zeien                          34,416,749          5,284,976

         o the shareholder proposal concerning the Polaroid Stock Incentive Plan was ratified with 16,374,315 shares voting for, 8,768,845 shares voting against and 14,558,565 shares abstaining.

         o the stockholders ratified the appointment of KPMG LLP, Independent Public Accountants, as the Company's auditors for 2001 with 37,364,959 shares voting for, 1,925,472 shares voting against and 411,294 shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS


   EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------
     3.1(*)       By-Laws of Polaroid Corporation amended and restated as of May
                  16, 2001.

    10.1(*)       Employment Agreement dated as of June 6, 2001 between Polaroid
                  Corporation and William L. Flaherty.

    10.2(*)       Change in Control and Severance Agreement dated as of June 6,
                  2001 between Polaroid Corporation and William L. Flaherty.

    10.3(*)       Employment Agreement dated as of July 1, 2001 between
                  Polaroid Corporation and Neal D. Goldman.

    12(*)         Ratio of Earnings to Fixed Charges.

    15(*)         Letter re Unaudited Interim Financial Information.
--------------------------------------------------------------------------------

(*) - Filed herewith.

     Exhibits are not included in copies to this Form 10-Q except those copies filed with the Securities and Exchange Commission. A copy of these exhibits will be furnished to stockholders upon written request.


b)  REPORTS ON FORM 8-K

     During the second quarter of 2001, the Company filed the following:

         o Current Report on Form 8-K dated April 19, 2001, (the Company filed a press release as Exhibit 99.1 announcing the results for the three months ended April 1, 2001);

         o Current Report on Form 8-K dated May 31, 2001, (the Company filed a press release as Exhibit 99.1 announcing two new digital printing strategies and outlining its new business model for instant and digital businesses);

         o Current Report on Form 8-K dated June 7, 2001, (the Company filed a press release as Exhibit 99.1 announcing the appointment of a new chief financial officer);

         o Current Report on Form 8-K dated June 13, 2001, (the Company filed a press release as Exhibit 99.1 announcing a restructuring plan); and

         o Current Report on Form 8-K dated June 20, 2001, (the Company filed an Amended and Restated Rights Agreement dated as of July 1, 2001, between Polaroid Corporation and Fleet National Bank, as rights agent).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POLAROID CORPORATION
                                  (Registrant)

                              By /s/ William L. Flaherty
                                 ---------------------------
                                 William L. Flaherty
                                 Executive Vice President
                                 and Chief Financial Officer